Form 10-Q
period 2003-09-30
RBS GLOBAL INC; REXNORD CORP
filed 2003-11-12
CIK 1213336, 843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-102428

RBS Global, Inc.	Rexnord Corporation
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 643-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Private Securities Litigation Reform Act Safe Harbor Statement

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are presented for illustrative purposes only and reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking” statements for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “ may,” “opportunity,’ “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2003.

PART I – FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	September 30, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$17.9	$37.2
Receivables, net	103.3	119.0
Inventories	135.0	134.6
Deferred income taxes	5.3	4.7
Receivable from former parent company	2.1	-
Other current assets	13.5	13.5
Total current assets	277.1	309.0

Property, plant and equipment, net	273.4	277.9
Intangible assets, net	132.2	139.0
Goodwill	568.3	563.5
Other assets	24.2	24.8
	$1,275.2	$1,314.2

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2.0	$2.4
Trade payables	60.5	57.7
Income taxes payable	2.6	9.2
Compensation and benefits	26.7	30.4
Other current liabilities	42.3	61.7
Total current liabilities	134.1	161.4

Long-term debt	559.9	578.1
Pension obligations	91.1	88.6
Postretirement benefit obligations	47.9	50.2
Deferred income taxes	61.8	59.3
Other liabilities	1.3	1.6
Total liabilities	896.1	939.2

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	0.1	0.1
Paid in capital	359.4	359.4
Accumulated other comprehensive income	12.1	5.9
Retained earnings	7.5	9.6
Total stockholders’ equity	379.1	375.0
	$1,275.2	$1,314.2

See notes to condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
		Predecessor (Note 1)		Predecessor (Note 1)
Net sales:
To third parties	$171.8	$184.9	$333.6	$356.8
To affiliates	—	0.7	—	2.1
	171.8	185.6	333.6	358.9
Cost of sales	118.6	118.4	232.3	235.7
Gross profit	53.2	67.2	101.3	123.2

Selling, general and administrative expenses	35.5	39.4	71.6	78.2
Restructuring and other similar costs	1.0	1.5	1.7	6.6
Income from litigation settlement	—	—	—	(2.3)
Amortization of intangible assets	3.4	0.5	6.9	0.9
Income from operations	13.3	25.8	21.1	39.8

Non-operating income (expense):
Interest expense:
To third parties	(11.3)	(1.2)	(22.7)	(2.5)
To affiliates	—	(3.6)	—	(7.4)
Other income (expense), net	(1.4)	(0.1)	(1.9)	—
Income (loss) before income taxes	0.6	20.9	(3.5)	29.9

Provision (benefit) for income taxes	0.2	8.1	(1.4)	11.6
Net income (loss)	$0.4	$12.8	$(2.1)	$18.3

See notes to condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended September 30,
	2003	2002
		Predecessor (Note 1)
Operating activities
Net income (loss)	$(2.1)	$18.3
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	15.6	18.0
Amortization of intangibles	6.9	0.9
Amortization of deferred financing fees	1.5	—
Other noncash items	4.0	3.3
Changes in operating assets and liabilities:
Receivables	19.3	13.0
Inventories	1.1	(3.4)
Other Assets	(2.6)	(4.6)
Trade payables	1.1	(6.2)
Trading balances with affiliates	—	(7.8)
Accruals and other liabilities	(29.7)	(0.6)
Cash provided by operating activities	15.1	30.9

Investing activities
Expenditures for property, plant and equipment	(7.7)	(8.0)
Proceeds from dispositions of property, plant and equipment	1.0	0.1
Adjustment of purchase price for Rexnord	(10.4)	—
Cash used for investing activities	(17.1)	(7.9)

Financing activities
Repayments of long-term debt	(18.8)	(0.4)
Net increase in funding balances with affiliates	—	(24.4)
Cash used for financing activities	(18.8)	(24.8)

Effect of exchange rate changes on cash	1.5	(0.1)
Decrease in cash	(19.3)	(1.9)
Cash at beginning of period	37.2	21.6
Cash at end of period	$17.9	$19.7

See notes to condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

1.                          Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of RBS Global, Inc. and subsidiaries (the Company) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2004. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a manufacturer of mechanical power transmission components whose product portfolio includes flattop chain and modular conveyor belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. The products are either incorporated into products sold by original equipment manufacturers or sold to end-users through industrial distributors as aftermarket products.

The Acquisition

RBS Global, Inc. is the parent company of Rexnord Corporation, a holding company, which owns several domestic and foreign subsidiaries.  On November 25, 2002, pursuant to a Stock Purchase Agreement between RBS Acquisition Corporation and Invensys plc (Invensys) and certain of its affiliates, RBS Acquisition Corporation acquired the net assets of the Rexnord Group (the Predecessor) for $923.9 million, including direct costs of the acquisition of $11.8 million (the Acquisition). RBS Acquisition Corporation is a wholly owned subsidiary of Rexnord Corporation. The purchase price was financed by a $359.5 million equity investment from affiliates of The Carlyle Group and certain members of management of the Company, $360.0 million of term loans and $225.0 million of senior subordinated notes.

The accompanying condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Acquisition and also include the accounts of the Predecessor prior to the Acquisition. All significant intercompany accounts and transactions, including profit and loss as a result of those transactions, have been eliminated in consolidation. The financial statements of the Predecessor are presented for comparative purposes and include the combined historical financial statements of the wholly owned subsidiaries and divisions of Invensys that were acquired by RBS Acquisition Corporation.

The Company accounted for the Acquisition using the purchase method of accounting and, accordingly, the Acquisition resulted in a new basis of accounting for the Company. The Company allocated the purchase price on the basis of fair value of the underlying assets acquired and liabilities assumed as follows (in millions):

Current assets:
Receivables	$105.9
Inventories	135.5
Other current assets	12.7
Property, plant, and equipment	278.1
Goodwill	568.3
Intangible assets	143.6
Other assets	0.6
Total assets acquired	$1,244.7

Current liabilities:
Trade payables	$37.6
Accrued liabilities	84.3
Long-term debt	8.2
Pension and postretirement obligations	135.4
Other non-current liabilities	55.3
Total liabilities assumed	320.8
Net assets acquired	$923.9

During the quarter ended September 30, 2003 the Company revised its estimates of fair value of the underlying assets acquired and liabilities assumed in the Acquisition and, as a result, increased goodwill by $4.8 million.  The increase in goodwill was comprised of an increase in the employee severance accrual of $5.6 million, an increase in the product warranty accrual of $1.0 million and a decrease in deferred income taxes and other liabilities of $1.8 million.  The excess of the cost of the Company’s acquisition of the Rexnord Group over the fair value of the net tangible and intangible assets acquired of $568.3 million has been allocated to goodwill.  In accordance with SFAS No. 142, this goodwill will not be amortized but will be reviewed annually for impairment.  The majority of the goodwill will not be deductible for income tax purposes. Of the $143.6 million of acquired intangible assets, $67.5 million was assigned to trademarks and tradenames that have indefinite lives, $15.6 million was assigned to patents that have a remaining average useful life of 10 years, $15.5 million was assigned to the distribution network that has a remaining useful life of 15 years, and $45.0 million was assigned to a four-year covenant not to compete.

In conjunction with the Acquisition, the Company recorded liabilities in connection with the business combination primarily for plant exit costs and employee severance costs.  Cash payments charged against these reserves relating to severance and plant exit costs amounted to $4.3 million and $7.4 million in the three and six months ended September 30, 2003, respectively.  Non-cash charges relating to the write-off of inventory and manufacturing equipment amounted to $0.4 million and $2.5 million in the three and six months ended September 30, 2003, respectively.  The reserve balance at September 30, 2003 was $15.8 million of which approximately $7.4 million is reserved for non-cash items.

2.                          Income Taxes

The provision for income taxes for the three and six months ended September 30, 2003 and September 30, 2002 are based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.

3.                          Restructuring and Other Similar Costs

Following the merger in February 1999 between BTR plc and Siebe plc to create Invensys, the Predecessor committed to a restructuring program consistent with the objectives of the Invensys merger and integration program, namely, improving returns in core businesses by consolidating excess manufacturing capacity, rationalizing certain product lines, outsourcing of non-core production activity and streamlining of sales and administrative overhead. Under this restructuring program, the Predecessor reduced its workforce by approximately 860 employees and closed six of its manufacturing plants.

Restructuring and other similar costs are summarized as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
		Predecessor		Predecessor
Plant closure, consolidation and related costs
Consolidation and related costs	$—	$0.5	$—	$1.1
	—	0.5	—	1.1
Severance and other termination related costs
Related to plant closures and consolidations	—	0.4	—	2.6
Related to headcount reduction initiatives	1.0	0.4	1.7	1.2
	1.0	0.8	1.7	3.8
Other restructuring and similar costs
Changes to manufacturing processes	—	0.2	—	1.6
Other	—	—	—	0.1
	—	0.2	—	1.7
Restructuring and other similar costs charged to operations	$1.0	$1.5	$1.7	$6.6

Plant Closure, Consolidation and Related Costs

The Predecessor closed certain facilities and either consolidated those operations into other facilities or made the decision to outsource the manufacture of the affected products. Plant closure, consolidation and related costs for the three and six months ended September 30, 2002 consist primarily of various other incremental closure costs.

Severance and Other Termination Related Costs

In addition to headcount reductions as a result of plant closures, consolidations and changes in manufacturing processes, the Predecessor reduced headcount at certain locations in order to streamline manufacturing operations, to eliminate duplicative administrative, selling and marketing operations and to respond to declining demand and increasing costs. A total of 38 employees were terminated as a result of restructuring projects in the six months ended September 30, 2002.

Other Restructuring and Similar Costs

The Predecessor changed the manufacturing process and discontinued the manufacture of certain products. Costs related to these restructuring initiatives for the three and six months ended September 30, 2002 include incremental scrap and production inefficiencies ($0.2 million and 1.6 million); and other increment costs directly associated with the restructuring projects ($0.0 million and 0.1 million).

The charge for restructuring and other similar costs is comprised of the following (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
		Predecessor		Predecessor
Employee severance costs and exit costs accrued	$—	$0.8	$—	$3.8
Amounts expensed as incurred	1.0	0.7	1.7	2.8
Restructuring and other similar costs per the condensed consolidated statements of operations	$1.0	$1.5	$1.7	$6.6

Amounts expensed as incurred for the three months and six months ended September 30, 2003 were $1.0 million and $1.7 million, respectively, primarily for consulting assistance in connection with the implementation of the severance program.  Amounts expensed as incurred for the three and six months ended September 30, 2002 were $0.7 million and $2.8 million, respectively, comprised of incremental scrap and production inefficiencies during the period of plant closure, consolidation or process change activity ($0.2 million and $1.7 million) and other incremental costs directly associated with restructuring projects ($0.5 million and $1.1 million) consisting of equipment removal, rigging costs, temporary employment, consulting fees and retiree medical costs.

An analysis of the restructuring accrual is summarized as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
		Predecessor		Predecessor
Balance at beginning of period	$—	$3.6	$0.6	$3.9
Employee severance costs and exit costs charged to operations	—	0.8	—	3.8
Cash payments	—	(2.0)	(0.1)	(5.3)
Other changes	—	—	(0.5)	—
Balance at end of period	$—	$2.4	$—	$2.4

4.                          Comprehensive Income

Comprehensive income consists of the following (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$0.4	$12.8	$(2.1)	$18.3
Other comprehensive income –
Foreign currency translation adjustments	0.5	1.8	6.2	9.3
Comprehensive income	$0.9	$14.6	$4.1	$27.6

5.                          Inventories

The major classes of inventories are summarized as follows (in millions):

	September 30, 2003	March 31, 2003
Finished goods	$83.8	$81.1
Work in process	21.5	24.6
Raw materials	29.4	28.6
Inventories at FIFO cost	134.7	134.3
Adjustment to state inventories at LIFO cost	0.3	0.3
	$135.0	$134.6

6.                          Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	September 30, 2003	March 31, 2003
Taxes, other than income taxes	$3.2	$4.6
Interest payable	6.8	8.2
Sales rebates	3.2	6.8
Severance obligations	8.4	8.6
Liabilities recorded in connection with business combination	9.7	16.7
Payable to former parent company	—	3.6
Other	11.0	13.2
	$42.3	$61.7

7.                          Long-Term Debt

Long-term debt is summarized as follows (in millions):

	September 30, 2003	March 31, 2003
Term loans	$331.0	$350.0
10.125% senior subordinated notes due 2012	225.0	225.0
Other debt	5.9	5.5
Total	561.9	580.5
Less current portion	2.0	2.4
Long-term debt	$559.9	$578.1

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation has outstanding borrowings of $331 million at September 30, 2003. Borrowings under the Credit Agreement are secured by substantially all the assets of the Company. At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.75% plus the Base Rate, or (ii) 4.00% plus the Eurodollar Rate. At September 30, 2003, $325 million of term loans bear interest at 5.17%, $5 million bear interest at 5.15%, and $1 million bear interest at 6.50%.

The Credit Agreement also provides Rexnord Corporation with a $75 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at September 30, 2003; however, $7.6 million of the facility was utilized in connection with outstanding letters of credit.

8.                          Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the changes in the Company’s product warranty liability during the three and six months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
		Predecessor		Predecessor
Balance at beginning of period	$1.3	$0.3	$1.3	$0.6
Warranty expense	0.2	0.5	0.4	0.7
Claims settled	(0.4)	(0.1)	(0.6)	(0.6)
Balance at end of period	$1.1	$0.7	$1.1	$0.7

9.                          Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant; therefore, no compensation expense has been recognized. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-

based employee compensation plans under a fair value-based method.  Had compensation cost been determined based upon the fair value at the grant date under the provisions of SFAS No. 123, the Company’s and the Predecessor’s pro forma net income (loss) would have been as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
		Predecessor		Predecessor
Reported net income (loss)	$0.4	$12.8	$(2.1)	$18.3
Stock based employee compensation expense determined under fair value based method, net of tax	(0.2)	—	(0.4)	(0.1)
Pro forma net income (loss)	$0.2	$12.8	$(2.5)	$18.2

The Company determined the fair value of options granted using the minimum value option-pricing model. Fair value under the minimum value option-pricing model was determined using the following weighted-average assumptions in 2003: dividend yield of 0%, expected life in years of 10; and risk-free rate of interest of 3.8%.  The Predecessor determined fair value of options granted using the Black-Scholes option-pricing model. The pro forma effects of applying the provisions of SFAS No. 123 are not necessarily representative of the effects on net income in future years.

10.                   New Accounting Standard

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires that companies that control another entity through variable interests other than voting interests consolidate the controlled entity.  FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company acquires an interest after that date.  The Company is currently evaluating the provisions of FIN 46, but does not currently expect adoption of FIN 46 will have a material effect on its financial condition or results of operations.

11.                   Guarantor Subsidiaries

The following schedules present condensed consolidating/combining financial information at September 30, 2003 and March 31, 2003 and for the three and six months ended September 30, 2003 and 2002 for: (a) RBS Global, Inc., the Parent Company; (b) Rexnord Corporation, the Issuer, which is wholly-owned by the Parent; (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent, and the Predecessor (Guarantor Subsidiaries); and (d) on a combined basis, the foreign subsidiaries of the Company and the Predecessor (non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior subordinated notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the Company.

Condensed Consolidating Balance Sheet (Unaudited)

September 30, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$5.8	$12.1	$—	$17.9
Receivables, net	—	—	52.0	51.3	—	103.3
Inventories	—	—	80.6	54.4	—	135.0
Deferred income taxes	—	—	5.5	(0.2)	—	5.3
Receivable from former parent company	—	—	2.1	—	—	2.1
Other current assets	—	—	7.5	6.0	—	13.5
Total current assets	—	—	153.5	123.6	277.1

Receivable from (payable to) affiliates	—	104.5	38.4	(142.9)	—	—
Property, plant and equipment, net	—	—	206.2	67.2	—	273.4
Intangible assets, net	—	—	124.1	8.1	—	132.2
Goodwill	—	2.6	393.2	172.5	—	568.3
Investment in:	—
Guarantor subsidiaries	380.6	872.4	—	—	(1,253.0)	—
Non-guarantor subsidiaries	—	—	103.8	—	(103.8)	—
Other assets	—	23.0	—	1.2	—	24.2
Total assets	$380.6	$1,002.5	$1,019.2	$229.7	$(1,356.8)	$1,275.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.2	$1.8	$—	$2.0
Trade payables	—	—	34.0	26.5	—	60.5
Income taxes payable	(0.2)	(4.6)	(0.4)	7.8	—	2.6
Compensation and benefits	—	—	17.6	9.1	—	26.7
Other current liabilities	—	6.7	23.6	12.0	—	42.3
Total current liabilities	(0.2)	2.1	75.0	57.2	—	134.1

Long-term debt	—	556.0	1.1	2.8	—	559.9
Notes payable to (receivable from) affiliates, net	1.7	63.8	(86.6)	21.1	—	—
Pension obligations	—	—	56.0	35.1	—	91.1
Postretirement benefit obligations	—	—	46.3	1.6	—	47.9
Deferred income taxes	—	—	54.8	7.0	—	61.8
Other liabilities	—	—	0.2	1.1	—	1.3
Total liabilities	1.5	621.9	146.8	125.9	—	896.1
Commitments and contingent liabilities
Stockholders’ equity	379.1	380.6	872.4	103.8	(1,356.8)	379.1
Total liabilities and stockholders’ equity	$380.6	$1,002.5	$1,019.2	$229.7	$(1,356.8)	$1,275.2

Condensed Consolidating Balance Sheet

March 31, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$20.4	$16.8	$—	$37.2
Receivables, net	—	—	63.7	55.3	—	119.0
Inventories	—	—	83.4	51.2	—	134.6
Deferred income taxes	—	—	5.5	(0.8)	—	4.7
Other current assets	—	—	6.2	7.3	—	13.5
Total current assets	—	—	179.2	129.8	—	309.0

Receivable from (payable to) affiliates	—	104.5	38.4	(142.9)	—	—
Property, plant and equipment, net	—	—	212.8	65.1	—	277.9
Intangible assets, net	—	—	130.9	8.1	—	139.0
Goodwill	—	2.6	390.1	170.8	—	563.5
Investment in:
Guarantor subsidiaries	375.5	845.7	—	—	(1,221.2)	—
Non-guarantor subsidiaries	—	—	101.3	—	(101.3)	—
Other assets	—	24.5	—	0.3	—	24.8
Total assets	$375.5	$977.3	$1,052.7	$231.2	$(1,322.5)	$1,314.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$0.8	$0.1	$1.5	$—	$2.4
Trade payables	—	—	32.9	24.8	—	57.7
Income taxes payable	(0.2)	(4.6)	9.1	4.9	—	9.2
Compensation and benefits	—	—	21.5	8.9	—	30.4
Other current liabilities	—	8.1	40.3	13.3	—	61.7
Total current liabilities	(0.2)	4.3	103.9	53.4	—	161.4

Long-term debt	—	574.2	1.1	2.8	—	578.1
Notes payable to (receivable from) affiliates, net	0.7	26.4	(53.7)	26.6	—	—
Pension obligations	—	—	55.6	33.0	—	88.6
Postretirement benefit obligations	—	—	48.8	1.4	—	50.2
Deferred income taxes	—	—	52.1	7.2	—	59.3
Other liabilities	—	—	0.3	1.3	—	1.6
Total liabilities	0.5	604.9	208.1	125.7	—	939.2
Commitments and contingent liabilities
Stockholders’ equity	375.0	372.4	844.6	105.5	(1,322.5)	375.0
Total liabilities and stockholders’ equity	$375.5	$977.3	$1,052.7	$231.2	$(1,322.5)	$1,314.2

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended

September 30, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$120.7	$62.0	$(10.9)	$171.8
Cost of sales	—	-	84.0	45.5	(10.9)	118.6
Gross profit	—	-	36.7	16.5	—	53.2

Selling, general and administrative expenses	—	-	23.1	12.4	—	35.5
Restructuring and other similar costs	—	-	(0.5)	1.5	—	1.0
Amortization of intangible assets	—	-	3.4	—	—	3.4
Income from operations	—	-	10.7	2.6	—	13.3

Nonoperating income (expense):
Interest expense:
To third parties	—	(11.0)	—	(0.3)	—	(11.3)
To affiliates	—	1.9	0.8	(2.7)	—	—
Other income (expense), net	(0.5)	—	0.6	(1.5)	—	(1.4)
Income (loss) before income taxes	(0.5)	(9.1)	12.1	(1.9)	—	0.6
Provision (benefit) for income taxes	0.2	3.6	(6.3)	2.7	—	0.2
Income before equity in earnings (loss) of subsidiaries	(0.7)	(12.7)	18.4	(4.6)	—	0.4
Equity in earnings (loss) of subsidiaries	1.1	13.8	(4.6)	—	(10.3)	—
Net income (loss)	$0.4	$1.1	$13.8	$(4.6)	$(10.3)	$0.4

Condensed Consolidating Statement of Operations (Unaudited)

Six Months Ended

September 30, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$234.5	$121.1	$(22.0)	$333.6
Cost of sales	—	—	164.3	90.0	(22.0)	232.3
Gross profit	—	—	70.2	31.1	—	101.3

Selling, general and administrative expenses	—	—	46.1	25.5	—	71.6
Restructuring and other similar costs	—	—	0.2	1.5	—	1.7
Amortization of intangible assets	—	—	6.8	0.1	—	6.9
Income from operations	—	—	17.1	4.0	—	21.1

Nonoperating income (expense):
Interest expense:
To third parties	—	(22.1)	—	(0.6)	—	(22.7)
To affiliates	—	3.8	1.6	(5.4)	—	—
Other income (expense), net	(1.0)	—	0.6	(1.5)	—	(1.9)
Income (loss) before income taxes	(1.0)	(18.3)	19.3	(3.5)	—	(3.5)
Provision (benefit) for income taxes	—	—	(3.5)	2.1	—	(1.4)
Income before equity in earnings (loss) of subsidiaries	(1.0)	(18.3)	22.8	(5.6)	—	(2.1)
Equity in earnings (loss) of subsidiaries	(1.1)	17.2	(5.6)	—	(10.5)	—
Net income (loss)	$(2.1)	$(1.1)	$17.2	$(5.6)	$(10.5)	$(2.1)

Condensed Combining Statement of Operations (Unaudited)

Three Months Ended

September 30, 2002

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined

Net sales	$138.4	58.0	$(10.8)	$185.6
Cost of sales	89.2	40.0	(10.8)	118.4
Gross profit	49.2	18.0	—	67.2

Selling, general and administrative expenses	25.9	13.5	—	39.4
Restructuring and other similar costs	1.3	0.2	—	1.5
Amortization of intangible assets	0.5	—	—	0.5
Income from operations	21.5	4.3	—	25.8

Nonoperating income (expense):
Interest expense:
To third parties	(0.5)	(0.7)	—	(1.2)
To affiliates	(3.6)	—	—	(3.6)
Other income (expense), net	(0.1)	—	—	(0.1)
Income before income taxes	17.3	3.6	—	20.9
Provision for income taxes	6.9	1.2	—	8.1
Income before equity in earnings of non-guarantor subsidiaries	10.4	2.4	—	12.8
Equity in earnings of non-guarantor subsidiaries	2.4	—	(2.4)	—
Net income	$12.8	$2.4	$(2.4)	$12.8

Condensed Combining Statement of Operations (Unaudited)

Six Months Ended

September 30, 2002

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined

Net sales	$266.3	114.3	$(21.7)	$358.9
Cost of sales	177.0	80.4	(21.7)	235.7
Gross profit	89.3	33.9	—	123.2

Selling, general and administrative expenses	52.5	25.7	—	78.2
Restructuring and other similar costs	5.3	1.3	—	6.6
Income from litigation settlement	(2.3)	—	—	(2.3)
Amortization of intangible assets	0.9	—	—	0.9
Income from operations	32.9	6.9	—	39.8

Nonoperating income (expense):
Interest expense:
To third parties	(1.2)	(1.3)	—	(2.5)
To affiliates	(7.4)	—	—	(7.4)
Other income (expense), net	(0.1)	0.1	—	—
Income before income taxes	24.2	5.7	—	29.9
Provision for income taxes	9.6	2.0	—	11.6
Income before equity in earnings of non-guarantor subsidiaries	14.6	3.7	—	18.3
Equity in earnings of non-guarantor subsidiaries	3.7	—	(3.7)	—
Net income	$18.3	$3.7	$(3.7)	$18.3

Condensed Consolidating Statement of Cash Flows (Unaudited)

Six Months Ended

September 30, 2003

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$(2.1)	$(1.1)	$17.2	$(5.6)	$(10.5)	$(2.1)
Noncash adjustments	1.1	(15.7)	27.1	5.0	10.5	28.0
Changes in operating assets and liabilities	1.0	35.8	(44.7)	(2.9)	—	(10.8)
Cash provided by (used for) operating activities	—	19.0	(0.4)	(3.5)	—	15.1

Investing activities
Expenditures for property, plant and equipment	—	—	(4.9)	(2.8)	—	(7.7)
Proceeds from dispositions of property, plant and equipment	—	—	1.0	—	—	1.0
Adjustment of purchase price for Rexnord	—	—	(10.4)	—	—	(10.4)
Cash used for investing activities	—	—	(14.3)	(2.8)	—	(17.1)

Financing activities
Increase (decrease) in long-term debt	—	(19.0)	0.1	0.1	—	(18.8)
Cash provided by (used for) financing activities	—	(19.0)	0.1	0.1	—	(18.8)

Effect of exchange rate changes on cash	—	—	—	1.5	—	1.5
Decrease in cash	—	—	(14.6)	(4.7)	—	(19.3)
Cash at beginning of period	—	—	20.4	16.8	—	37.2
Cash at end of period	$—	$—	$5.8	$12.1	$—	$17.9

Condensed Combining Statement of Cash Flows (Unaudited)

Six Months Ended

September 30, 2002

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income	$18.3	$3.7	$(3.7)	$18.3
Noncash adjustments	18.9	3.3	—	22.2
Equity in earnings of non-guarantor subsidiaries	(3.7)	—	3.7	—
Changes in operating assets and liabilities	(14.3)	4.7	—	(9.6)
Cash provided by operating activities	19.2	11.7	—	30.9

Investing activities
Expenditures for property, plant and equipment	(5.2)	(2.8)	—	(8.0)
Proceeds from dispositions of property, plant and equipment	0.0	0.1	—	0.1
Cash used for investing activities	(5.2)	(2.7)	—	(7.9)

Financing activities
Net repayments of long-term debt	(0.1)	(0.3)	—	(0.4)
Net decrease in funding balances with affiliates	(12.7)	(11.7)	—	(24.4)
Cash used for financing activities	(12.8)	(12.0)	—	(24.8)

Effect of exchange rate changes on cash	—	(0.1)	—	(0.1)
Increase (decrease) in cash	1.2	(3.1)	—	(1.9)
Cash at beginning of period	2.1	19.5	—	21.6
Cash at end of period	$3.3	$16.4	$—	$19.7

ITEM 2.                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained on pages 19-21 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.  Management believes that as of September 30, 2003 and for the six-month period then ended, there has been no material change to this information.

Fiscal Year

The Company is on a fiscal year ended March 31.

Overview.

The lower sales in the first six months of fiscal 2004  (six months ended September 30, 2003) as compared to the first six months of fiscal 2003 (six months ended September 30, 2002) was the result of overall weak demand and the impact of North American industrial distributors’ efforts to reduce their inventories.  Demand for our products is largely driven by trends in industrial spending, which in turn is affected by manufacturing output or industrial production, capital spending including refurbishment of existing manufacturing capacity and expansion of manufacturing capacity, customers’ new product introductions and our own new product introductions.  Due to weak business conditions, in particular, the manufacturing sectors in both North America and Europe, manufacturers have been operating at historically low levels of plant capacity utilization.  During these conditions, customers and end users tend to defer significant capital investment and extend component replacement cycles.

Given the weaker economic conditions, we have accelerated our efforts to reduce operating costs.  These cost control measures include lower material costs achieved through improved purchasing techniques and component outsourcing, lower overtime costs, strict cost controls on discretionary spending, shorter working weeks at specific locations, and headcount reductions.

Results of Operations

(in millions)	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
		Predecessor		Predecessor
Net sales	$171.8	$185.6	$333.6	$358.9
Cost of sales	118.6	118.4	232.3	235.7
Gross profit	53.2	67.2	101.3	123.2
Gross profit% of sales	31.0%	36.2%	30.4%	34.3%

Selling, general and administrative expenses	35.5	39.4	71.6	78.2
Restructuring and other similar costs	1.0	1.5	1.7	6.6
Income from litigation settlement	—	—	—	(2.3)
Amortization of intangible assets	3.4	0.5	6.9	0.9
Income from operations	13.3	25.8	21.1	39.8

Non-operating income (expense):
Interest expense:
To third parties	(11.3)	(1.2)	(22.7)	(2.5)
To affiliates	—	(3.6)	—	(7.4)
Other income (expense), net	(1.4)	(0.1)	(1.9)	—
Income (loss) before income taxes	0.6	20.9	(3.5)	29.9
Provision for income taxes	0.2	8.1	(1.4)	11.6
Net Income (loss)	$0.4	$12.8	$(2.1)	$18.3

Second Quarter Ended September 30, 2003 Compared with the Second Quarter Ended September 30, 2002

Net Sales

Sales in the second quarter ended September 30, 2003 were $171.8 million, a decrease of $13.8 million or 7.4%, from last year’s second quarter sales of $185.6 million.  Sales in the current quarter were favorably impacted by changes in currency exchange rates by approximately $5.7 million, or 3.2%, principally related to the Euro, from those in effect during the second quarter of last year.  On a constant currency basis, sales in the current quarter declined $19.5 million, or 10.6% as compared to the same quarter last year.

The current poor economic environment has caused several of our North American industrial distributor customers to reduce the amount of inventory they hold in stock.  This reduction in inventory levels among distributors has had a negative impact on our sales through that channel in the second quarter of fiscal 2004.  Based on our own internal data and data we receive from the larger industrial distributor customers, we estimate the impact of the decline in inventory held in the distribution channel during the quarter ended September 30, 2003 contributed to approximately 56% of our overall sales decline in the quarter as compared to the same quarter last year.

Sales in the second quarter in both our aerospace and industrial chain businesses declined approximately 12.0% from the prior year.  Aerospace sales declined due to the continued contraction in the commercial airframe industry.  Industrial chain sales declined due to our decision to discontinue the manufacture of unprofitable products as well as the continued softness in the end markets of construction, forest products, agricultural equipment and cement.  Bearing and flattop chain sales declined 8.0% in the quarter; however two-thirds of the decline is due to inventory reduction activity by North American industrial distributors and the remaining one-third of this decline is due to lower capital spending by end users and generally soft economic conditions.  Partially offsetting these factors were increased sales related to specific growth initiatives in place for both bearing and flattop chain products.  Sales of other products fell less than 2.0% in the quarter from the second quarter of last year.

Gross Profit

Gross profit margin in the second quarter of fiscal 2004 was $53.2 million, or 31.0%, as compared to $67.2 million or 36.2% in last year’s second quarter.  The decline in gross profit is largely the result of lower sales volume of $20.6 million on a currency rate adjusted basis as well as unfavorable trade channel mix of $1.5 million in the quarter.  Specific cost increases in the current quarter related to pension and medical costs, wage inflation, and reduced fixed expense absorption were partially offset by cost savings of approximately $2.8 million.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses declined by $3.9 million, or 9.9%, in the second quarter of fiscal 2004 to $35.5 million as compared to $39.4 million in last year’s second quarter; however, current quarter expenses reflect an increase of $1.8 million for changes in currency exchange rates.  Using constant currency rates, SG&A expenses declined by $5.7 million, or 14.4%, in the quarter as compared to the same quarter last year.  These expense reductions are largely the result of a reduction of approximately 170 employees in SG&A staff positions for the quarter ended September 30, 2003 as compared to the same quarter in the prior year, and strict cost controls in the current quarter.

Restructuring and Similar Costs

The Predecessor’s restructuring program is complete.  Restructuring costs of $1.5 million were incurred in last year’s second quarter ended September 30, 2002 of which $0.8 million was related to severance and termination costs.  Restructuring costs expensed as incurred for the second quarter ended September 30, 2003 was $1.0 million and was for consulting assistance in connection with the implementation of this year’s severance program.

Amortization of Intangible Assets

We are amortizing the cost of intangible assets acquired in the acquisition of the Rexnord Group in November 2002, including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $3.4 million in the second quarter ended September 30, 2003.  Amortization expense in the prior year’s second quarter of $0.5 million was related to the Predecessor’s patents.

Interest Expense, net

Interest expense (net of interest income) was $11.3 million in the second quarter ended September 30, 2003 compared to $4.8 million in the comparable period last year.  As described in Note 1 to the condensed consolidated financial statements, interest expense subsequent to the Acquisition includes interest costs for the $225 million of senior subordinated notes and outstanding borrowings under the bank credit facility. Accordingly, our interest expense is, and will continue to be, higher than it was prior to the Acquisition. Interest on the subordinated notes is 10.125% per annum and interest under the term loans has averaged approximately 5.2% during the second quarter ended September 30, 2003.  Interest expense of the Predecessor is related to interest on borrowings from affiliates of our former parent company.

Other Income (Expense), net

Other income (expense), net for the second quarter ended September 30, 2003 consists of a mark-to-market unrealized loss adjustment on a forward exchange hedge contract of ($1.5) million; a gain on sale of fixed assets of $0.6 million and management fees of ($0.5) million.

Income Tax Expense

The full fiscal year 2004 effective income tax rate is expected to be 40.0%; therefore, the provision for income taxes for the second quarter of fiscal 2004 was $0.2 million compared to $8.1 million in the second quarter of fiscal 2003. The provision for income taxes decreased primarily because of lower pretax earnings in the second quarter of the current year.

Six Months Ended September 30, 2003 Compared with the Six Months Ended September 30, 2002

Net Sales

Sales in the six months ended September 30, 2003 were $333.6 million, a decrease of $25.3 million or 7.0%, from last year’s six months sales of $358.9 million.  Sales in the first six months were favorably impacted by changes in currency exchange rates by approximately $14.8 million, or 4.1%, principally related to the Euro, from those in effect during the six months of last year.  On a constant currency basis, sales in the first six months declined $40.1 million, or 11.1% as compared to the period last year.

The current poor economic environment has caused several of our North American industrial distributor customers to reduce the amount of inventory they hold in stock.  This reduction in inventory levels among distributors has had a negative impact on our sales through that channel in the first half of fiscal 2004.  Based on our own internal data and data we receive from the larger industrial distributor customers, we estimate the impact of the decline in inventory held in the distribution channel during the six months ended September 30, 2003 contributed to approximately two thirds of our overall sales decline in the first half as compared to the first half of last year.

Six months sales in both our aerospace and industrial chain businesses declined approximately 12.0% from the prior year.  Aerospace sales declined due to the continued contraction in the commercial airframe industry.  Industrial chain sales declined due to our decision to discontinue the manufacture of unprofitable products as well as the continued softness in the end markets of construction, forest products, agricultural equipment and cement.  Bearing and flattop chain sales declined 7.0% in the first six months of this year as compared to the first six months of the prior year; however two-thirds of the decline is due to inventory reduction activity by North American industrial distributors and the remaining one-third of the decline is due to lower capital spending by end users and generally soft economic conditions.  Partially offsetting these factors were increased sales related to specific growth initiatives in place for both bearing and flattop chain products.  Sales of other products fell less than 2.0% in the first six months of this year as compared to the same period in the prior year.

Gross Profit

Gross profit margin in the first six months of fiscal 2004 was $101.3 million, or 30.4%, as compared to $123.2 million or 34.3% in last year’s first six months.  The decline in gross profit is largely the result of lower sales volume of $40.1 million on a currency rate adjusted basis as well as unfavorable trade channel mix of $1.5 million in the second quarter of this year.  Specific cost increases in pension and medical costs, wage inflation, and reduced fixed expense absorption were partially offset by cost savings of approximately $5.2 million in the first six months of this year.

Selling, General and Administrative Expenses

SG&A expenses declined by $6.6 million, or 8.4%, in the first six months of fiscal 2004 to $71.6 million as compared to $78.2 million in last year’s first six months.  Using constant currency rates, SG&A expenses declined by $10.5 million, or 13.3%, in the six months ended September 30, 2003 as compared to the same period last year.  These expense reductions are largely the result of reduced headcount in overhead staff positions and strict cost controls in the six months ended September 30, 2003.

Restructuring and Similar Costs

Restructuring costs of $6.6 million were incurred in last year’s six months ended September 30, 2002 of which $3.8 million was related to severance and termination costs.  Restructuring costs expensed as incurred for the six months ended September 30, 2003 was $1.7 million and was for consulting assistance in connection with the implementation of this year’s severance program.

Income from Litigation Settlement

We prevailed in a legal proceeding against a consulting firm for nonperformance with respect to process reengineering services the consulting firm was retained to perform for the Predecessor.  A judgment of $2.3 million was received and recorded as income in last year’s first quarter ended June 30, 2002.

Amortization of Intangible Assets

We are amortizing the cost of intangible assets acquired in the acquisition of the Rexnord Group in November 2002, including patents, a distribution network and a covenant not to compete.  Amortization of these intangible assets amounted to $6.9 million in the six months ended September 30, 2003.  Amortization expense in the prior year’s six months of $0.9 million was related to the Predecessor’s patents.

Interest Expense, net

Interest expense (net of interest income) was $22.7 million in the six months ended September 30, 2003 compared to $9.9 million in the comparable period last year.  Interest on our senior subordinated notes is 10.125% per annum and interest under the term loans under our bank credit facility has averaged approximately 5.2% during the six months ended September 30, 2003.  Interest expense of the Predecessor is related to interest on borrowings from affiliates of our former parent company.

Other Income (Expense), net

Other income (expense), net for the first half of fiscal 2004 consists of a mark-to-market unrealized loss adjustment on a forward exchange hedge contract of ($1.5) million; a gain on sale of fixed assets of $0.6 million and management fees of ($1.0) million.

Income Tax Expense

The full fiscal year 2004 effective income tax rate is expected to be 40%; therefore, the provision for income taxes for the first six months of fiscal 2004 was a benefit of $1.4 million compared to an expense of $11.6 million in the first six months of fiscal 2003. The provision for income taxes decreased primarily because of lower pretax earnings in the six months of the current year.

Liquidity and Capital Resources

Liquidity

Historically, we financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings from Invensys, our former parent company. Subsequent to the Acquisition, our primary source of liquidity is available cash, cash flow from operations and borrowings under the $75.0 million revolving credit facility.  As of September 30, 2003, we had $17.9 million of cash and $67.4 million of borrowings available to us under our revolving credit facility. At September 30, 2003 there were no borrowings outstanding under the revolving credit facility; however, approximately $7.6 million of the facility was utilized in connection with outstanding letters of credit. The revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash provided by operating activities in the six months ended September 30, 2003 was $15.1 million as compared to $30.9 million in last year’s comparable period.  During the recent six-month period, receivable collections were strong resulting in an inflow of $19.3 million; however, this was offset by a $29.7 million reduction in accruals and other liabilities resulting from:  (i)  normal seasonal payouts of accruals including interest payable ($1.4 million), compensation and benefits ($4.3 million), income tax payments ($2.5 million), and sales rebates ($4.6 million); (ii) $9.9 million in cash payments made in relation to closure and severance liabilities; and (iii) a voluntary cash contribution of $4.0 million to a U.S. pension plan.  Cash used in operating activities in last year’s first six months included a reduction in accounts payable of $6.2 million and the repayment of intercompany trading balances of $7.8 million.

Capital investment is required to maintain our operations and to execute our strategy.  Cash used for capital investment was $7.7 million in the first six months of fiscal 2004, down $0.3 million from the $8.0 million invested in the first six months of last year.  As the currently weak economic conditions continue, our capital investment has been limited to strategic growth projects and required maintenance.  A $10.4 million payment in final settlement of the Acquisition purchase price was paid in the first quarter of fiscal 2004.

Long-term debt declined $18.8 million during the six months ended September 30, 2003, and was principally in the form of $19.0 million of voluntary prepayments of the term loan facility.  During the first six months of last year, the Predecessor repaid $24.4 million to its former parent company.

As of September 30, 2003 we had $561.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 30, 2003	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion

Senior Credit Facilities – term loans at variable rates	$331.0	$—	$331.0
Senior Credit Facilities – revolver	—	—	—
10.125% Senior Subordinated Notes – fixed rate	225.0	—	225.0
Other Debt	5.9	2.0	3.9
	$561.9	$2.0	$559.9

The term loans require semi-annual principal payments of: $5.4 million in fiscal 2004; $7.2 million in fiscal 2005 through fiscal 2007; $13.5 million in fiscal 2008 and 2009; and $126.0 million in fiscal 2010.  As of September 30, 2003, prepayments of the term loan facility totaling $29.0 million have been made including $10.0 million during the fourth quarter ended March 31, 2003 and $19.0 million during the second quarter ended September 30, 2003.  The next mandatory term loan payment is $3.4 million due on May 31, 2005.

Our Credit Agreement contains numerous terms, covenants and conditions that impose substantial limitations on us including: (i) payment of dividends or other distributions; (ii) minimum consolidated interest coverage ratio of 2.25 to 1.00 through June 2005; and (iii) maximum consolidated leverage ratio of 5.35 to 1.00 through December 2003 and 5.25 to 1.00 through June 30, 2004. The Credit Agreement is guaranteed by RBS Global, Inc. and Rexnord Corporation’s domestic subsidiaries and is secured by substantially all of the domestic guarantors’ real and personal property.  We are required under the Credit Agreement to make mandatory prepayments of our loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of our excess cash flow, as defined.  We estimate that as of September 30, 2003, additional indebtedness of approximately $23.0 million could be incurred under the terms of our Credit Agreement.

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance, our indebtedness, including the senior subordinated notes, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next few years. We may, however, need to refinance all or a portion of the principal amounts of the notes on or prior to maturity.

We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities and the senior subordinated notes, on commercially reasonable terms or at all.

ITEM 3.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We are exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates.  The exposure to these risks is managed through a combination of normal operating and financing activities and forward exchange contracts to cover known foreign exchange transactions.  All of our financial instruments that are sensitive to market risk are entered into for trading purposes.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

On November 25, 2002, Rexnord Corporation entered into a seven-year bank term loan credit agreement (the Credit Agreement) under which Rexnord Corporation has outstanding borrowings of $331.0 million at September 30, 2003. Borrowings under the Credit Agreement are secured by substantially all of our assets.  At the option of Rexnord Corporation, borrowings under the term loans bear interest at the following rates per annum: (i) 2.75% plus the Base Rate, or (ii) 4.00% plus the Eurodollar Rate. At September 30, 2003, $325 million of term loans bear interest at 5.17%, $5 million bear interest at 5.15% and $1 million bear interest at 6.50%. Our results of operations are affected by changes in market interest rates on these short-term obligations. An increase in the interest rate of 1.00% on our variable rate debt would have increased our annual interest cost by $3.3 million.

We had outstanding fixed rate long-term debt obligations with carrying values of $225.0 million at September 30, 2003. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10.0% increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

ITEM 4.                                         CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained on page 12 in Item 3, Legal Proceedings, and on pages 52 and 53 in Note 15 to Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.  Management believes that at September 30, 2003, there has been no material change to this information.

ITEM 6.                                       EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

	Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	Exhibit 32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

(b)		Reports on Form 8-K filed during the quarter ended September 30, 2003.

The Company filed a current report on Form 8-K dated August 12, 2003 with respect to announcing financial results for the first quarter ended June 29, 2003 (Item 12).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD CORPORATION

Date:	November 12, 2003	By:	/s/ Thomas J. Jansen
		Name:	Thomas J. Jansen
		Title:	VP Finance and Chief Financial Officer