Form 10-Q
period 2006-07-02
RBS GLOBAL INC; REXNORD CORP
filed 2006-08-08
CIK 1213336, 843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                     Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 2, 2006
RBS Global, Inc. common stock, $0.01 par value	3,623,809 shares
Rexnord Corporation common stock, $0.01 par value	1,000 shares

Private Securities Litigation Reform Act Safe Harbor Statement

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking” statements for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “ may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2006 and under Item 1A herein.

SEC Filing Status

Although the Company is not required to file reports with the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), previously we have voluntarily filed such reports in accordance with the terms of the Indenture governing our 10 1/8% Senior Subordinated Notes due 2012, which were registered in May 2003 under the Securities Act of 1933 (Registration No. 333-102428). For future periods we expect to continue filing such reports pursuant to the Indentures governing our 9.50% Senior Notes due 2014 and our 11.75% Senior Subordinated Notes due 2016, each dated July 21, 2006. As such, the Company is not deemed to be an “issuer” under the Sarbanes-Oxley Act of 2002, and is therefore not subject to certain of the requirements of that Act.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions)

	July 2, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash	$10.7	$22.5
Receivables, net	165.4	177.4
Inventories	204.9	191.9
Other current assets	23.9	22.2

Total current assets	404.9	414.0
Property, plant and equipment, net	347.3	348.9
Intangible assets, net	137.1	141.1
Goodwill	670.9	670.4
Other assets	24.4	33.7

Total assets	$1,584.6	$1,608.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1.9	$1.9
Trade payables	111.1	119.3
Income taxes payable	6.1	3.9
Deferred income taxes	7.2	7.0
Compensation and benefits	40.4	44.9
Current portion of pension obligations	21.0	20.8
Current portion of postretirement benefit obligations	5.1	5.1
Interest payable	8.8	13.5
Other current liabilities	48.5	38.4

Total current liabilities	250.1	254.8
Long-term debt	743.3	751.8
Pension obligations	59.3	61.6
Postretirement benefit obligations	33.3	33.5
Deferred income taxes	40.1	40.2
Other liabilities	16.8	25.1

Total liabilities	1,142.9	1,167.0
Stockholders’ equity
Common stock, $0.01 par value; authorized 5,000,000 shares; issued and outstanding 3,623,809 shares at July 2, 2006 and March 31, 2006	0.1	0.1
Additional paid in capital	363.5	363.4
Retained earnings	65.5	68.3
Accumulated other comprehensive income	12.6	9.3

Total stockholders’ equity	441.7	441.1

Total liabilities and stockholders’ equity	$1,584.6	$1,608.1

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in millions)

	First Quarter Ended
	July 2, 2006	July 3, 2005
	(Unaudited)	(Unaudited)
Net sales	$288.4	$239.9
Cost of sales	198.7	168.6

Gross profit	89.7	71.3
Selling, general and administrative expenses	50.8	41.9
Restructuring and other similar costs	—	1.9
Transaction-related costs	16.6	—
Amortization of intangible assets	4.0	3.6

Income from operations	18.3	23.9
Non-operating income (expense):
Interest expense, net	(17.1)	(13.6)
Other expense, net	(0.7)	(1.4)

Income before income taxes	0.5	8.9
Provision for income taxes	3.3	4.0

Net (loss) income	$(2.8)	$4.9

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

	First Quarter Ended
	July 2, 2006	July 3, 2005
	(Unaudited)	(Unaudited)
Operating activities
Net (loss) income	$(2.8)	$4.9
Adjustments to reconcile net (loss) income to cash provided by (used for) operating activities:
Depreciation	12.1	9.9
Amortization of intangible assets	4.0	3.6
Amortization of deferred financing costs	0.9	0.9
Gain on dispositions of property, plant and equipment	(1.4)	—
Changes in operating assets and liabilities:
Receivables	5.4	(0.5)
Inventories	(11.2)	(3.7)
Other assets	(1.2)	(2.3)
Accounts payable	(9.7)	(7.0)
Accruals and other	7.6	(9.9)

Cash provided by (used for) operating activities	3.7	(4.1)
Investing activities
Expenditures for property, plant and equipment	(8.8)	(4.0)
Proceeds from dispositions of property, plant and equipment	1.6	—
Acquisition of The Falk Corporation, net of cash acquired of $4.9 million	—	(297.9)

Cash used for investing activities	(7.2)	(301.9)
Financing activities
Proceeds from issuance of long-term debt	—	312.0
Repayments of long-term debt	(8.5)	(10.3)
Payment of financing fees	(0.2)	(7.3)
Proceeds from issuance of common stock	—	1.0

Cash (used for) provided by financing activities	(8.7)	295.4
Effect of exchange rate changes on cash	0.4	(1.8)

Decrease in cash	(11.8)	(12.4)
Cash at beginning of period	22.5	26.3

Cash at end of period	$10.7	$13.9

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

July 2, 2006

(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of RBS Global, Inc. and subsidiaries (collectively, “the Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a manufacturer of precision motion technology products whose portfolio includes flattop chain and modular conveyor belts, industrial bearings, aerospace bearings and seals, special components, couplings and gears and industrial chain. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products.

Apollo Transaction and Related Financing

On July 21, 2006 (the “Merger Date”), certain affiliates of Apollo Management, L.P. (“Apollo”) purchased the Company from The Carlyle Group and management for approximately $1.825 billion through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility), and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) pay existing equity holders for their ownership interest in the Company, (ii) repay all outstanding borrowings under our previously existing Credit Agreement as of the Merger Date, (iii) repurchase substantially all of our $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, and (iv) pay transaction fees and expenses. As a result of the Merger, the Company’s total long-term debt increased from $745.2 million as of July 2, 2006 to $1,435.7 million as of the Merger Date.

The Merger and related debt financing occurred subsequent to July 2, 2006 and therefore have not been reflected in the Company’s condensed consolidated financial statements for the quarter ended July 2, 2006. The Merger will be accounted for using the purchase method of accounting and will therefore result in a new basis of accounting for the Company. The purchase price will be allocated to the estimated fair values of the Company’s underlying assets acquired and liabilities assumed as of the Merger Date.

The Company incurred $16.6 million of seller-related transaction costs during the quarter ended July 2, 2006. These costs include investment banking fees, outside attorney fees and other third-party fees and have been expensed as transaction-related costs in the Company’s consolidated statement of operations.

Share Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) will be applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. The Company’s outstanding stock options as of the adoption date continue to be accounted for under the provisions of APB Opinion No. 25 and related interpretations. The Company did not grant, repurchase, cancel or significantly modify any stock options in the first quarter of fiscal 2007.

2.	Acquisition of The Falk Corporation

On May 16, 2005, the Company acquired The Falk Corporation (“Falk”) from Hamilton Sundstrand, a division of United Technologies Corporation (“UTC”), for $301.3 million ($306.2 purchase price including transaction related expenses, net of cash acquired of $4.9 million) and the assumption of certain liabilities. Approximately $297.9 million of the purchase price was paid in the first quarter of fiscal 2006, while the remaining $3.4 million was paid in subsequent quarters during fiscal 2006. The acquisition of Falk was funded by a $312 million term loan obtained through an amendment to our credit agreement and was accounted for using the purchase method of accounting. During fiscal 2006, the preliminary allocation of the Falk purchase price to identifiable assets acquired and liabilities assumed resulted in the recording of $95.3 million of goodwill. The Company finalized the Falk purchase price allocation in the first quarter of fiscal 2007 which resulted in an additional $0.5 million of goodwill.

The following table sets forth the unaudited pro forma financial information for the Company’s first quarter of fiscal 2006 as if the acquisition of Falk and related issuance of debt had occurred as of the beginning of that quarter (in thousands):

First Quarter Ended July 3, 2005
Net sales	$265.1
Net income	$4.5

3.	Restructuring and Other Similar Costs

The Company did not incur any restructuring and other similar costs during the quarter ended July 2, 2006. Restructuring and other similar costs totaled $1.9 million for the quarter ended July 3, 2005 and relate to plans the Company initiated to restructure certain manufacturing operations and reduce headcount at certain locations, including the continuation of certain Falk plant consolidation activity that had been initiated prior to the Company’s acquisition of Falk.

4.	Income Taxes

The provision for income taxes for the fiscal quarters ended July 2, 2006 and July 3, 2005 are based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects. The tax effect of significant unusual items is reflected in the period in which they occur. The Company incurred approximately $7.9 million of non-deductible transaction-related costs during the quarter ended July 2, 2006.

5.	Comprehensive Income

Comprehensive income consists of the following (in millions):

	First Quarter Ended
	July 2, 2006	July 3, 2005
Net (loss) income	$(2.8)	$4.9
Other comprehensive income –
Foreign currency translation adjustments	3.3	(3.9)

Comprehensive income	$0.5	$1.0

6.	Inventories

The major classes of inventories are summarized as follows (in millions):

	July 2, 2006	March 31, 2006
Finished goods	$122.4	$111.6
Work in process	42.8	45.6
Raw materials	42.1	36.1

Inventories at FIFO cost	207.3	193.3
Adjustment to state inventories at LIFO cost	(2.4)	(1.4)

	$204.9	$191.9

7.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	July 2, 2006	March 31, 2006
Apollo transaction-related costs	$15.9	$—
Taxes, other than income taxes	4.2	4.4
Sales rebates	1.6	8.5
Severance obligations	2.1	3.2
Customer advances	8.8	7.2
Product warranty	3.1	2.7
Other	12.8	12.4

	$48.5	$38.4

8.	Long-Term Debt

Long-term debt is summarized as follows (in millions):

	July 2, 2006	March 31, 2006
Term loans	$515.5	$524.0
Senior subordinated notes	225.0	225.0
Other	4.7	4.7

Total	745.2	753.7
Less current portion	1.9	1.9

Long-term debt	$743.3	$751.8

Under the Company’s previously existing credit agreement (the “Credit Agreement”) as of July 2, 2006, all of the term loans accrued interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on the Company’s outstanding term loans at July 2, 2006 was 7.39%. As of July 2, 2006, the Company had fulfilled all mandatory principal repayments through fiscal 2011. The Credit Agreement also contained certain revised financial covenants, including (i) a minimum consolidated interest coverage ratio of 2.50 to 1.00 through March 31, 2007; (ii) a maximum consolidated leverage ratio of 5.50 to 1.00 through September 30, 2006, and (iii) a maximum annual capital expenditures limit of $50 million. The Company was in compliance with all such debt covenants at July 2, 2006 and March 31, 2006. The Credit Agreement also provided Rexnord with a $75 million revolving credit facility. No borrowings were outstanding under this revolving credit facility at July 2, 2006, although $12.4 million of the facility was considered utilized in connection with outstanding letters of credit.

All borrowings under the Credit Agreement and substantially all of the senior subordinated notes shown above were repaid or repurchased in full in connection with the acquisition of the Company by Apollo on July 21, 2006. The acquisition was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility). As a result, the Company’s total long-term debt increased from $745.2 million as of July 2, 2006 to $1,435.7 million as of the Merger Date.

9.	Product Warranty

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	First Quarter Ended
	July 2, 2006	July 3, 2005
Balance at beginning of period	$2.7	$0.9
Acquisition of Falk	0.3	1.6
Charged to operations	0.4	0.3
Claims settled	(0.3)	(0.4)

Balance at end of period	$3.1	$2.4

10.	Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	First Quarter Ended
	July 2, 2006	July 3, 2005
Pension Benefits:
Service cost	$0.5	$0.5
Interest cost	3.4	3.3
Expected return on plan assets	(3.4)	(3.0)
Amortization:
Actuarial losses	0.1	—

Net periodic benefit cost	$0.6	$0.8

Other Postretirement Benefits:
Service cost	$0.1	$0.2
Interest cost	0.7	0.7
Amortization:
Prior service cost	(0.1)	(0.1)
Actuarial losses	0.3	0.1

Net periodic benefit cost	$1.0	$0.9

In the first quarter of fiscal 2007 and 2006, the Company made contributions of $4.0 million and $3.5 million, respectively, to its U.S. qualified pension plan trusts.

11.	Guarantor Subsidiaries

The following schedules present condensed consolidating financial information at July 2, 2006 and March 31, 2006 and for the three month periods ended July 2, 2006 and July 3, 2005 for: (a) RBS Global, Inc., the Parent Company; (b) Rexnord which is also referred to as the Issuer, (c) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Parent (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Company (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the previously outstanding senior subordinated notes were full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries also guarantee the new senior notes and senior subordinated notes issued on July 21, 2006 in connection with the acquisition of the Company by Apollo.

Condensed Consolidating Balance Sheet (Unaudited)

July 2, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$3.1	$7.6	$—	$10.7
Receivables, net	—	—	106.4	59.0	—	165.4
Inventories	—	—	148.0	56.9	—	204.9
Other current assets	—	—	11.3	12.6	—	23.9

Total current assets	—	—	268.8	136.1	—	404.9
Receivable from (payable to) affiliates	—	86.8	28.8	(115.6)	—	—
Property, plant and equipment, net	—	—	277.3	70.0	—	347.3
Intangible assets, net	—	—	129.4	7.7	—	137.1
Goodwill	—	28.1	464.4	178.4	—	670.9
Investment in:
Guarantor subsidiaries	443.1	742.8	—	—	(1,185.9)	—
Non-guarantor subsidiaries	—	—	143.1	—	(143.1)	—
Other assets	—	20.9	1.5	2.0	—	24.4

Total assets	$443.1	$878.6	$1,313.3	$278.6	$(1,329.0)	$1,584.6

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$1.8	$—	$1.9
Trade payables	—	—	77.7	33.4	—	111.1
Income taxes payable	(0.7)	(8.7)	12.1	3.4	—	6.1
Deferred income taxes	(0.4)	—	7.8	(0.2)	—	7.2
Compensation and benefits	—	—	27.1	13.3	—	40.4
Current portion of pension obligations	—	—	21.0	—	—	21.0
Current portion of postretirement benefit obligations	—	—	5.1	—	—	5.1
Interest payable	—	8.5	—	0.3	—	8.8
Other current liabilities	—	—	39.3	9.2	—	48.5

Total current liabilities	(1.1)	(0.2)	190.2	61.2	—	250.1
Long-term debt	—	740.5	0.7	2.1	—	743.3
Notes payable to (receivable from) affiliates, net	2.5	(304.8)	282.7	19.6	—	—
Pension obligations	—	—	20.0	39.3	—	59.3
Postretirement benefit obligations	—	—	30.7	2.6	—	33.3
Deferred income taxes	—	—	35.9	4.2	—	40.1
Other liabilities	—	—	10.3	6.5	—	16.8

Total liabilities	1.4	435.5	570.5	135.5	—	1,142.9
Stockholders’ equity	441.7	443.1	742.8	143.1	(1,329.0)	441.7

Total liabilities and stockholders’ equity	$443.1	$878.6	$1,313.3	$278.6	$(1,329.0)	$1,584.6

Condensed Consolidating Balance Sheet

March 31, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$—	$13.3	$9.2	$—	$22.5
Receivables, net	—	—	115.4	62.0	—	177.4
Inventories	—	—	140.9	51.0	—	191.9
Other current assets	—	—	10.8	11.4	—	22.2

Total current assets	—	—	280.4	133.6	—	414.0
Receivable from (payable to) affiliates	—	86.8	28.8	(115.6)	—	—
Property, plant and equipment, net	—	—	280.2	68.7	—	348.9
Intangible assets, net	—	—	132.7	8.4	—	141.1
Goodwill	—	28.1	465.0	177.3	—	670.4
Investment in:
Guarantor subsidiaries	442.1	739.4	—	—	(1,181.5)	—
Non-guarantor subsidiaries	—	—	137.5	—	(137.5)	—
Other assets	—	21.6	9.9	2.2	—	33.7

Total assets	$442.1	$875.9	$1,334.5	$274.6	$(1,319.0)	$1,608.1

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$0.1	$1.8	$—	$1.9
Trade payables	—	—	81.8	37.5	—	119.3
Income taxes payable	(1.3)	(11.3)	13.8	2.7	—	3.9
Deferred income taxes	(0.4)	—	7.9	(0.5)	—	7.0
Compensation and benefits	—	—	32.5	12.4	—	44.9
Current portion of pension obligations	—	—	20.8	—	—	20.8
Current portion of postretirement obligation	—	—	5.1	—	—	5.1
Interest payable	—	13.3	—	0.2	—	13.5
Other current liabilities	—	(0.1)	29.0	9.5	—	38.4

Total current liabilities	(1.7)	1.9	191.0	63.6	—	254.8
Long-term debt	—	749.0	0.7	2.1	—	751.8
Notes payable to (receivable from) affiliates, net	2.7	(317.1)	294.2	20.2	—	—
Pension obligations	—	—	23.5	38.1	—	61.6
Postretirement benefit obligations	—	—	31.1	2.4	—	33.5
Deferred income taxes	—	—	36.0	4.2	—	40.2
Other liabilities	—	—	18.6	6.5	—	25.1

Total liabilities	1.0	433.8	595.1	137.1	—	1,167.0
Stockholders’ equity	441.1	442.1	739.4	137.5	(1,319.0)	441.1

Total liabilities and stockholders’ equity	$442.1	$875.9	$1,334.5	$274.6	$(1,319.0)	$1,608.1

Condensed Consolidating Statement of Operations (Unaudited)

First Quarter Ended

July 2, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$222.6	$82.6	$(16.8)	$288.4
Cost of sales	—	—	155.5	60.0	(16.8)	198.7

Gross profit	—	—	67.1	22.6	—	89.7
Selling, general and administrative expenses	0.1	—	36.1	14.6	—	50.8
Transaction-related costs	—	—	16.6	—	—	16.6
Amortization of intangible assets	—	—	4.0	—	—	4.0

Income from operations	0.1	—	10.4	8.0	—	18.3
Non-operating income (expense):
Interest expense:
To third parties	—	(16.5)	—	(0.6)	—	(17.1)
To affiliates	—	(1.4)	3.6	(2.2)	—	—
Other, net	(0.5)	—	2.1	(2.3)	—	(0.7)

Income (loss) before income taxes	(0.6)	(17.9)	16.1	2.9	—	0.5
Provision (benefit) for income taxes	(0.2)	(6.3)	8.3	1.5	—	3.3

Income (loss) before equity in earnings (loss) of subsidiaries	(0.4)	(11.6)	7.8	1.4	—	(2.8)
Equity in earnings (loss) of subsidiaries	(2.4)	9.2	1.4	—	(8.2)	—

Net income (loss)	$(2.8)	$(2.4)	$9.2	$1.4	$(8.2)	$(2.8)

Condensed Consolidating Statement of Operations (Unaudited)

First Quarter Ended

July 3, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$180.9	$73.9	$(14.9)	$239.9
Cost of sales	—	—	128.0	55.5	(14.9)	168.6

Gross profit	—	—	52.9	18.4	—	71.3
Selling, general and administrative expenses	—	—	28.1	13.8	—	41.9
Restructuring and other similar costs	—	—	1.6	0.3	—	1.9
Amortization of intangible assets	—	—	3.6	—	—	3.6

Income from operations	—	—	19.6	4.3	—	23.9
Non-operating income (expense):
Interest expense:
To third parties	—	(13.3)	—	(0.3)	—	(13.6)
To affiliates	—	2.0	0.2	(2.2)	—	—
Other expense, net	(0.5)	(0.7)	(0.2)	—	—	(1.4)

Income (loss) before income taxes	(0.5)	(12.0)	19.6	1.8	—	8.9
Provision (benefit) for income taxes	(0.2)	(4.1)	7.7	0.6	—	4.0

Income (loss) before equity in earnings of subsidiaries	(0.3)	(7.9)	11.9	1.2	—	4.9
Equity in earnings of subsidiaries	5.2	13.1	1.2	—	(19.5)	—

Net income	$4.9	$5.2	$13.1	$1.2	$(19.5)	$4.9

Condensed Consolidating Statement of Cash Flows (Unaudited)

First Quarter Ended

July 2, 2006

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(2.8)	$(2.4)	$9.2	$1.4	$(8.2)	$(2.8)
Noncash adjustments	2.4	(8.3)	10.7	2.6	8.2	15.6
Changes in operating assets and liabilities	0.4	19.4	(24.6)	(4.3)	—	(9.1)

Cash provided by (used for) operating activities	—	8.7	(4.7)	(0.3)	—	3.7
Investing activities
Expenditures for property, plant and equipment	—	—	(7.1)	(1.7)	—	(8.8)
Proceeds from dispositions of property, plant and equipment	—	—	1.6	—	—	1.6

Cash used for investing activities	—	—	(5.5)	(1.7)	—	(7.2)
Financing activities
Repayments of long-term debt	—	(8.5)	—	—	—	(8.5)
Payment of financing fees	—	(0.2)	—	—	—	(0.2)

Cash used for financing activities	—	(8.7)	—	—	—	(8.7)
Effect of exchange rate changes on cash	—	—	—	0.4	—	0.4

Decrease in cash	—	—	(10.2)	(1.6)	—	(11.8)
Cash at beginning of period	—	—	13.3	9.2	—	22.5

Cash at end of period	$—	$—	$3.1	$7.6	$—	$10.7

Condensed Consolidating Statement of Cash Flows (Unaudited)

First Quarter Ended

July 3, 2005

(in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$4.9	$5.2	$13.1	$1.2	$(19.5)	$4.9
Noncash adjustments	(5.2)	(12.2)	9.8	2.5	19.5	14.4
Changes in operating assets and liabilities	(0.7)	10.2	(32.7)	(0.2)	—	(23.4)

Cash (used for) provided by operating activities	(1.0)	3.2	(9.8)	3.5	—	(4.1)
Investing activities
Expenditures for property, plant and equipment	—	—	(3.5)	(0.5)	—	(4.0)
Acquisition of Falk, net of cash acquired	—	(297.9)	—	—	—	(297.9)

Cash used for investing activities	—	(297.9)	(3.5)	(0.5)	—	(301.9)
Financing activities
Proceeds from issuance of long-term debt	—	312.0	—	—	—	312.0
Repayments of long-term debt	—	(10.0)	0.2	(0.5)	—	(10.3)
Payment of financing fees	—	(7.3)	—	—	—	(7.3)
Proceeds from issuance of common stock	1.0	—	—	—	—	1.0

Cash provided by (used for) financing activities	1.0	294.7	0.2	(0.5)	—	295.4
Effect of exchange rate changes on cash	—	—	—	(1.8)		(1.8)

(Decrease) increase in cash	—	—	(13.1)	0.7	—	(12.4)
Cash at beginning of period	—	—	15.9	10.4	—	26.3

Cash at end of period	$—	$—	$2.8	$11.1	$—	$13.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Management believes that as of July 2, 2006 and for the quarter then ended, there has been no material change to this information.

Fiscal Year

The Company is on a fiscal year ended March 31. The first quarter of fiscal 2007 is the quarter ended July 2, 2006 and the first quarter of fiscal 2006 is the quarter ended July 3, 2005.

Apollo Transaction and Related Financing

On July 21, 2006 (the “Merger Date”), certain affiliates of Apollo Management, L.P. (“Apollo”) purchased the Company from The Carlyle Group and management for approximately $1.825 billion through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility), and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) pay existing equity holders for their ownership interest in the Company, (ii) repay all outstanding borrowings under our previously existing Credit Agreement as of the Merger Date, (iii) repurchase substantially all of our $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, and (iv) pay transaction fees and expenses. As a result of the Merger, our total long-term debt increased from $745.2 million as of July 2, 2006 to $1,435.7 million as of the Merger Date.

The Merger and related debt financing occurred subsequent to July 2, 2006 and therefore have not been reflected in our condensed consolidated financial statements for the quarter ended July 2, 2006. The Merger will be accounted for using the purchase method of accounting and will therefore result in a new basis of accounting for us. The purchase price will be allocated to the estimated fair values of our underlying assets acquired and liabilities assumed as of the Merger Date.

Overview

Sales in the first quarter of fiscal 2007 improved significantly versus the first quarter of fiscal 2006. The sales growth in the first quarter was driven by the acquisition of Falk as well as organic growth in historical Rexnord distribution customers and OEM customers in the sectors in which our products are utilized. In addition to the sales growth, orders in the first quarter grew 27% over the prior year quarter and our backlog as of July 2, 2006 was $348.4 million.

Despite the incremental operating profit generated by the year-over-year sales growth, income from operations decreased $5.6 million over the first quarter of last year as we incurred $16.6 million of transaction-related costs in the first quarter of fiscal 2007 in connection with the sale of the Company to Apollo. Absent these transaction-related costs, income from operations would have increased $11.0 million over the first quarter of fiscal 2006.

Interest expense in the first quarter of fiscal 2007 increased $3.5 million over the prior year quarter due to higher average outstanding borrowings resulting from the Falk acquisition and higher market interest rates. Our income tax for the first quarter of fiscal 2007 was unusually high relative to pre-tax income due to approximately $7.9 million of non-deductible expenses incurred in connection with the sale of the Company to Apollo. As a result of the factors discussed above, we incurred a net loss for the first quarter of fiscal 2007 of $2.8 million compared to net income of $4.9 million in the first quarter of fiscal 2006.

Results of Operations

	First Quarter Ended
(in millions)	July 2, 2006	July 3, 2005
Net sales	$288.4	$239.9
Cost of sales	198.7	168.6

Gross profit	89.7	71.3
Gross profit as a % of sales	31.1%	29.7%
Selling, general and administrative expenses	50.8	41.9
Restructuring and other similar costs	—	1.9
Transaction-related costs	16.6	—
Amortization of intangible assets	4.0	3.6

Income from operations	18.3	23.9
Non-operating income (expense):
Interest expense, net	(17.1)	(13.6)
Other, net	(0.7)	(1.4)

Income before income taxes	0.5	8.9
Provision for income taxes	3.3	4.0

Net (loss) income	$(2.8)	$4.9

First Quarter Ended July 2, 2006 Compared with the First Quarter Ended July 3, 2005

Net Sales

Sales in the first quarter of fiscal 2007 were $288.4 million, an increase of $48.5 million or 20.2%, from last year’s first quarter sales of $239.9 million. Approximately $25.2 million of this increase was due to the timing of the Falk acquisition in May 2005 as our prior year first quarter only included approximately 1.5 months of Falk sales. The remaining $23.3 million sales increase was driven primarily by strength in our industrial products end markets of energy, construction equipment, natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates) as well as strong demand for our aerospace products. Foreign currency fluctuations also favorably benefited sales by approximately $3.5 million during the quarter as the Euro and Canadian dollar strengthened against the U.S. dollar.

Cost of Sales

Cost of sales were $198.7 million in the first quarter of fiscal 2007, an increase of $30.1 million, or 17.8%, over first quarter fiscal 2006 cost of sales of $168.6 million. The increase in cost of sales was due primarily to the higher net sales between periods. Cost of sales in the first quarters of fiscal 2007 and 2006 include last-in, first-out (“LIFO”) charges of $1.0 million and $0.4 million, respectively.

Gross Profit

Gross profit in the first quarter of fiscal 2007 was $89.7 million, an increase of $18.4 million or 25.8% over first quarter fiscal 2006 gross profit of $71.3 million. The increase in gross profit dollars was driven largely by the higher net sales discussed above. As a percent of net sales, gross profit margins in the first quarter of fiscal 2007 increased 140 basis points to 31.1% compared to 29.7% in the first quarter of fiscal 2006. The growth in gross profit margins was due primarily to synergies and fixed cost reductions achieved over the past year resulting from the integration of the Falk and Rexnord businesses.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses were $50.8 million in the first quarter of fiscal 2007, an increase of $8.9 million, or 21.2%, from the prior year first quarter SG&A expenses of $41.9 million. SG&A dollars increased to support the higher net sales discussed above. As a percentage of net sales, SG&A expenses were relatively consistent at 17.6% in the first quarter of fiscal 2007 and 17.5% in the first quarter of fiscal 2006.

Restructuring and Other Similar Costs

We did not incur any restructuring and other similar costs in the first quarter of fiscal 2007. We expensed $1.9 million of restructuring and similar costs in the first quarter of fiscal 2006 related the restructuring of certain manufacturing operations and headcount reductions at certain locations, including the continuation of certain Falk plant consolidation activity that had been initiated prior to our acquisition of Falk.

Transaction-Related Costs

We expensed $16.6 million of transaction-related costs in the first quarter of fiscal 2007. These costs consist entirely of seller-related expenses incurred during the quarter in connection with the sale of the Company to Apollo, including investment banking fees, outside attorney fees, and other third-party fees. There were no transaction-related costs in the first quarter of fiscal 2006.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets which include patents, customer relationships (including distribution network), a covenant not to compete and software. Amortization of these intangible assets increased to $4.0 million in the first quarter of fiscal 2007 compared to $3.6 million in the first quarter of fiscal 2006 due to amortization of the acquired Falk intangible assets.

Interest Expense, net

Interest expense, net was $17.1 million in the first quarter of fiscal 2007 compared to $13.6 million in the first quarter of fiscal 2006. Approximately $1.6 million of this increase is attributable to higher year-over-year market interest rates on our variable rate debt. The remaining increase is due primarily to having a full quarter’s interest on the additional term loan used to fund the Falk acquisition.

Other Expense, net

Other expense, net was $0.7 million in the first quarter of fiscal 2007 and includes $1.5 million of foreign currency transaction losses, a $1.4 million gain on dispositions of fixed assets, $0.5 million of management fee expenses and $0.1 million of other expenses. Other expense, net was $1.4 million in the first quarter of fiscal 2006 and includes $0.2 million of foreign currency transaction losses, $0.7 million of attorney fees incurred as part of the refinancing of our credit agreement and $0.5 million of management fee expenses.

Income Tax Expense

Our effective income tax rate for the first quarter of fiscal 2007 was 660% compared to 45% in the first quarter of fiscal 2006. The unusually large effective tax rate in the first quarter of fiscal 2007 is due to approximately $7.9 million of non-deductible expenses incurred in connection with the sale of the Company to Apollo, as well as the substantially lower amount of pre-tax income in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Net (Loss) Income

Our net loss for the first quarter of fiscal 2007 was $2.8 million compared to net income of $4.9 million in the first quarter of fiscal 2006 due to the factors described above.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is available cash, cash flow from operations and borrowing availability under our new revolving credit facility. As of July 2, 2006, we had $10.7 million of cash and had approximately $62.6 million of additional borrowings available to us under our previously existing revolving credit facility (there were no borrowings outstanding under the facility; however, $12.4 million of the facility was utilized in connection with outstanding letters of credit). Our new revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Net cash provided by operating activities in the first quarter of fiscal 2007 was $3.7 million compared to a net use of cash of $4.1 million in the first quarter of fiscal 2006. The improvement in operating cash flows was driven largely by incremental operating profit resulting from the year-over-year sales growth, offset in part by increased trade working capital (receivables, inventories and accounts payable) which used $4.3 million more of cash year-over-year in support of the sales growth. The cash flow impact of the $16.6 million of transaction-related costs expensed during the quarter was minimal as most of that total was not paid during the quarter.

Net cash used for investing activities was $7.2 million in the first quarter of fiscal 2007 and includes $8.8 million of capital expenditures offset by $1.6 million of cash proceeds from the disposition of certain fixed assets. The large use of cash in the first quarter of the prior year was primarily due to our acquisition of Falk in May 2005.

Our strong operating performance allowed us to repay $8.5 million of term loans in the first quarter of fiscal 2007. In the first quarter of fiscal 2006 we borrowed $312 million in term loans issued and paid $7.3 million of financing costs to fund our acquisition of Falk. We also repaid $10.0 million of principal of the term loans and received $1.0 of cash proceeds from the issuance of common stock during the first quarter of fiscal 2006.

As of July 2, 2006 we had $745.2 million of total indebtedness outstanding as follows (in millions):

	Total Debt at July 2, 2006	Short-Term Debt and Current Maturities of Long-Term Debt	Long-Term Portion
Senior Credit Facilities – term loans at variable rates	$515.5	$—	$515.5
10.12% Senior Subordinated Notes - fixed rate	225.0	—	225.0
Other Debt	4.7	1.9	2.8

	$745.2	$1.9	$743.3

Our previously existing Credit Agreement as of July 2, 2006 contained numerous terms, covenants and conditions which impose substantial limitations on us including: (i) a minimum consolidated interest coverage ratio of 2.50 to 1.00 through March 31, 2007; (ii) a maximum consolidated leverage ratio of 5.50 to 1.00 through September 30, 2006, and (iii) a maximum annual capital expenditures limit of $50 million. The Credit Agreement was guaranteed by RBS Global, Inc. and the Guarantor Subsidiaries and was secured by substantially all of the Guarantor Subsidiaries’ real and personal property. We were required under the Credit Agreement to make mandatory prepayments of our loan facilities out of, among other things: (i) net cash proceeds received from the sales of certain assets; (ii) the issuance of capital stock or subordinated debt; and (iii) a percentage of our excess cash flow, as defined.

All outstanding borrowings under the Credit Agreement term loans and substantially all of the senior subordinated notes shown above were repaid or repurchased in full in connection with the Merger on July 21, 2006. The Merger was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility). As a result, the Company’s total long-term debt increased from $745.2 million as of July 2, 2006 to $1,435.7 million as of the Merger Date.

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance, our indebtedness, including our new senior notes and senior subordinated notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We are exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of forward exchange contracts to cover known foreign exchange transactions.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

Under our previously existing Credit Agreement as of July 2, 2006, all of the term loans accrued interest, at our option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted averaged interest rate on our outstanding term loans at July 2, 2006 was 7.39%. During the first quarter of fiscal 2007, market interest rates increased over the prior year quarter which resulted in an additional $1.6 million of interest expense. In connection with the Merger on July 21, 2006, we repaid all of these existing term loans and borrowed $645.7 million under new variable rate senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility). Our results of operations would likely be affected by changes in market interest rates on these new obligations. A hypothetical increase in the interest rate of 1.00% on our new variable rate debt would increase our interest cost by approximately $6.5 million on an annual basis.

We had outstanding fixed rate long-term debt obligations with carrying values of $225.0 million at July 2, 2006. In connection with the Merger on July 21, 2006, we repurchased substantially all of these existing fixed rate long-term debt obligations and issued $785.0 million of new fixed rate long-term debt obligations. The potential loss in fair value on such new fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our new outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

ITEM 4.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended July 2, 2006.

There have been no changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, and in Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Management believes that as of August 8, 2006, there have been no material changes to this information, other than the following developments:

•	The plaintiff’s final appeal to the Texas Supreme Court in the Odeco Drilling Inc., et al v. Baroid Equipment, Inc. case has been denied, thereby upholding the appellate court’s decision to reverse a previous judgment against the Company.

ITEM 1A.	RISK FACTORS.

Information with respect to our risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Management believes that as of August 8, 2006, there have been no material changes to this information, other than the following developments:

•	We are more highly leveraged as a result of the acquisition of the Company by Apollo on July 21, 2006 (the “Merger Date”) than we were prior to the Merger Date. Our total long-term debt increased from $745.2 million as of July 2, 2006 to $1,435.7 million as of the Merger Date. As such, our annual debt service obligations have increased significantly. Our ability to pay principal and interest on our debt obligations will depend on, among other things:

•	Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which our beyond our control; and

•	The future availability of borrowings under our new senior secured credit facilities, the availability of which depends on, among other things, our complying with the covenants of our new senior secured credit facilities.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our new senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs, including the payments of principal and interest on our debt. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or infrastructure or refinance our indebtedness. These alternatives may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including our new senior secured credit facilities and the indentures governing the notes, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from such dispositions may not be adequate to meet our debt service obligations then due. Furthermore, Apollo has no continuing obligation to provide us with any debt or equity financing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

Exhibit No.	Note	Description

2.1	1	Agreement and Plan of Merger, by and among Chase Acquisition I, Inc., Chase Merger Sub, Inc., RBS Global, Inc. and TC Group, L.L.C, dated as of May 24, 2006. The Company agrees to furnish supplementally a copy of the schedules omitted from this Exhibit 2.1 to the Commission upon request.

4.1	1	Senior Note Indenture with respect to the 9 1/2% Senior Notes due 2014, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.2	1	First Supplemental Indenture with respect to the 9 1/2% Senior Notes due 2014, by and among RBS Global, Inc., Rexnord Corporation, the guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, dated as of July 21, 2006.

4.3	1	Form of Rule 144A Global Note evidencing the 9 1/2% Senior Notes due 2014.

4.4	1	Form of Regulation S Global Note evidencing the 9 1/2% Senior Notes due 2014.

4.5	1	Registration Rights Agreement with respect to the 9 1/2% Senior Notes due 2014, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.

4.6	1	Senior Subordinated Note Indenture with respect to the 11.75% Senior Subordinated Notes due 2016, among Chase Merger Sub, Inc. and Wells Fargo Bank, National Association, dated as of July 21, 2006.

4.7	1	First Supplemental Indenture with respect to the 11.75% Senior Subordinated Notes due 2016, by and among RBS Global, Inc., Rexnord Corporation, the Guarantors listed therein, Chase Merger Sub, Inc. and Wells Fargo Bank, dated as of July 21, 2006.

4.8	1	Form of Rule 144A Global Note evidencing the 11.75% Senior Subordinated Notes due 2016.

4.9	1	Form of Regulation S Global Note evidencing the 11.75% Senior Subordinated Notes due 2016.

4.10	1	Registration Rights Agreement with respect to the 11.75% Senior Subordinated Notes due 2016, by and among Chase Merger Sub, Inc., RBS Global, Inc., Rexnord Corporation, the subsidiaries listed therein and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Lehman Brothers Inc., dated July 21, 2006.

10.1	1	Credit Agreement among Chase Acquisition I, Inc., Chase Merger Sub, Inc., Rexnord Corporation, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Bear, Stearns & Co. Inc. and Lehman Brothers Inc., as co-documentation Agents, dated as of July 21, 2006.

10.2	1	Employment Agreement, by and between Rexnord Corporation and Robert A. Hitt, dated July 21, 2006.*

10.3	1	Management Consulting Agreement by and among Rexnord Corporation, George M. Sherman, Cypress Group, LLC and Cypress Industrial Holdings, LLC., dated July 21, 2006*.

10.4	1	Management Consulting Agreement by and between Rexnord Holdings, Inc. and Apollo Management VI, L.P., dated July 21, 2006.*

10.5	1	Stockholders’ Agreement by and among Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC and certain other Stockholders, dated July 21, 2006.

10.6	1	Stockholders’ Agreement by and among Rexnord Holdings, Inc., Rexnord Acquisition Holdings I, LLC, Rexnord Acquisition Holdings II, LLC, Cypress Industrial Holdings, LLC and George M. Sherman, dated July 21, 2006.

10.7	1	Rexnord Corporation Special Signing Bonus Plan.*

10.8	1	Form of Special Signing Bonus Plan Participation Letter.*

10.9	1	Rexnord Holdings, Inc. 2006 Stock Option Plan.*

10.10	1	Form of Executive Non-Qualified Stock Option Agreement.*

10.11	1	Form of George M. Sherman Non-Qualified Stock Option Agreement.*

10.12	1	Form of Non-Employee Director Non-Qualified Option Agreement.*

31.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

1	Incorporated by reference to the Form 8-K/A filed on July 27, 2006.

*	Denotes management compensation contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD CORPORATION

Date: August 8, 2006	By:	/s/ Thomas J. Jansen
	Name:	Thomas J. Jansen
	Title:	Executive VP Finance and Chief Financial Officer