Form 10-Q
period 2007-06-30
RBS GLOBAL INC; REXNORD LLC
filed 2007-08-07
CIK 1213336, 843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 333-102428

RBS GLOBAL, INC.	REXNORD LLC
(Exact Name of Registrant as Specified in Its Charter)	(formerly Rexnord Corporation) (Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

01-0752045	04-3722228
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

4701 Greenfield Avenue, Milwaukee, Wisconsin	53214
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer  ☐                Accelerated filer   ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

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

Key risks to our company are described under Item 1A, Part II herein.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Millions, except share amounts)

	June 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$60.8	$56.1
Receivables, net	268.3	254.4
Inventories, net	376.6	384.3
Other current assets	31.2	26.3

Total current assets	736.9	721.1

Property, plant and equipment, net	431.9	437.1
Intangible assets, net	961.8	987.7
Goodwill	1,294.0	1,294.2
Insurance for asbestos claims	136.0	136.0
Pension assets	117.6	114.6
Other assets	83.0	82.5

Total assets	$3,761.2	$3,773.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.7	$2.2
Trade payables	131.1	154.4
Income taxes payable	6.7	3.5
Deferred income taxes	19.3	16.9
Compensation and benefits	48.0	52.9
Current portion of pension obligations	6.5	9.4
Current portion of postretirement benefit obligations	5.0	4.9
Interest payable	61.8	30.5
Other current liabilities	82.2	74.8

Total current liabilities	363.3	349.5

Long-term debt	2,023.9	2,044.7
Pension obligations	70.3	68.8
Postretirement benefit obligations	52.3	52.3
Deferred income taxes	364.0	381.3
Reserve for asbestos claims	136.0	136.0
Other liabilities	44.0	41.0

Total liabilities	3,053.8	3,073.6
Stockholders’ equity:
Common stock, $0.01 par value; 100,000 shares were authorized and 1,000 shares were issued and outstanding at June 30, 2007 and March 31, 2007	0.1	0.1
Additional paid in capital	695.1	693.3
Retained earnings	5.3	2.9
Accumulated other comprehensive income	6.9	3.3

Total stockholders’ equity	707.4	699.6

Total liabilities and stockholders’ equity	$3,761.2	$3,773.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Millions)

	First Quarter Ended
		Predecessor
	June 30, 2007	July 2, 2006
	(Unaudited)	(Unaudited)
Net sales	$448.2	$288.4
Cost of sales	306.2	198.7

Gross profit	142.0	89.7
Selling, general and administrative expenses	78.1	50.8
Gain on Canal Street facility accident, net	(8.1)	—
Transaction-related costs	—	16.6
Amortization of intangible assets	12.9	4.0

Income from operations	59.1	18.3
Non-operating expense:
Interest expense, net	(49.0)	(17.1)
Other expense, net	(2.9)	(0.7)

Income before income taxes	7.2	0.5
Provision for income taxes	4.8	3.3

Net income (loss)	$2.4	$(2.8)

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Millions)

	First Quarter Ended
		Predecessor
	June 30, 2007	July 2, 2006
	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$2.4	$(2.8)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	14.1	12.1
Amortization of intangible assets	12.9	4.0
Amortization of deferred financing costs	2.5	0.9
Loss (gain) on dispositions of property, plant and equipment	0.1	(1.4)
Equity in earnings of unconsolidated affiliates	(0.2)	—
Other non-cash charges	1.5	—
Stock-based compensation expense	1.8	—
Changes in operating assets and liabilities:
Receivables	(12.4)	5.4
Inventories	9.1	(11.2)
Other assets	(6.0)	(1.2)
Accounts payable	(23.9)	(9.7)
Accruals and other	31.8	7.6

Cash provided by operating activities	33.7	3.7

Investing activities
Expenditures for property, plant and equipment	(8.3)	(8.8)
Proceeds from dispositions of property, plant and equipment	—	1.6

Cash used for investing activities	(8.3)	(7.2)

Financing activities
Repayments of long-term debt	(20.3)	(8.5)
Payment of financing fees	(0.3)	(0.2)

Cash used for financing activities	(20.6)	(8.7)
Effect of exchange rate changes on cash	(0.1)	0.4

Increase (decrease) in cash	4.7	(11.8)
Cash at beginning of period	56.1	22.5

Cash at end of period	$60.8	$10.7

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

As further discussed in Note 2, on July 21, 2006 (the “Merger Date”), certain affiliates of Apollo Management, L.P. (“Apollo”) and management purchased the Company from The Carlyle Group. The accompanying unaudited condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries subsequent to the Merger Date (collectively, “the Company”). The financial statements of RBS Global, Inc. and subsidiaries prior to the Merger Date (collectively, the “Predecessor”) are presented for comparative purposes. These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc.

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2008. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a leading diversified, multi-platform industrial company comprised of two key segments, Power Transmission and Water Management. The Power Transmission segment manufactures gears, industrial bearings, flattop chain and modular conveyor belts, couplings, aerospace bearings and seals, industrial chain and special components. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products. Our Water Management segment is a leading supplier of professional grade specification drainage, PEX piping, water control and commercial brass products, serving the commercial and institutional construction, civil and public water works markets.

Share Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the requisite service period, generally as the awards vest. As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS No. 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. See further discussion of the Company’s stock option plans in Note 13.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty of Income Taxes,” which addresses the uncertainty of income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company has adopted FIN 48 as of April 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. Further discussion regarding the adoption of FIN 48 can be found in Note 5 to the Consolidated Condensed Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the requirements of SFAS 159 to determine the impact on its financial statements.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company will be required to adopt the recognition and disclosure provisions of SFAS 158 as of March 31, 2008. The Company is currently reviewing the requirements of SFAS 158 to determine the impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the requirements of SFAS 157 to determine the impact on its financial statements.

2. Acquisitions

The Zurn Acquisition

On February 7, 2007, the Company acquired the water management business (“Zurn”) of Jacuzzi Brands, Inc. from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs and additional deferred financing fees. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (including a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of borrowings under existing senior secured credit facilities. This acquisition created a new strategic water management platform for the Company.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values which are preliminary and based upon currently available information. The Company is still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within one year from the date of the acquisition.

The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of Zurn at the date of acquisition (in millions):

Cash	$55.9
Receivables	61.3
Inventories	170.9
Other current assets	3.0
Property, plant and equipment	46.8
Intangible assets	441.0
Goodwill	351.5
Other assets	256.3

Total assets acquired	1,386.7
Accounts payable	(22.9)
Accrued liabilities	(246.7)
Deferred taxes	(181.1)

Net assets acquired	$936.0

The $441.0 million of acquired intangible assets consist primarily of trade-names, customer relationships and patents. The acquired customer relationships and patents are being amortized over their estimated useful lives (15 years for customer relationships and 5 to 10 years for patents). The acquired trade-names have an indefinite life and are not being amortized but are tested annually for impairment. Most of the acquired goodwill is not expected to be deductible for income tax purposes.

The Apollo Acquisition and Related Financing

On July 21, 2006, certain affiliates of Apollo purchased the Company from The Carlyle Group and management for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility) and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from its then existing shareholders for $1,018.4 million, including transaction costs; (ii) repay all outstanding borrowings under the Company’s previously existing credit agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all of the Company’s $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

The Merger has been accounted for using the purchase method of accounting and, accordingly, resulted in a new basis of accounting for the Company. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values, which are preliminary and based upon currently available information. The Company is still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets. In addition, management is still finalizing its strategic assessment of the business, which may give rise to additional purchase liabilities. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within its second fiscal quarter ending September 29, 2007.

The following table summarizes the estimated fair values of the Company’s assets and assumed liabilities at the date of acquisition (in millions):

Cash	$11.3
Receivables	161.3
Inventories	233.5
Other current assets	23.3
Property, plant and equipment	399.2
Intangible assets	560.5
Goodwill	940.6
Other assets	57.5

Total assets acquired	2,387.2
Accounts payable	(110.7)
Accrued liabilities	(237.9)
Deferred taxes	(204.2)
Debt	(1,435.7)

Net assets acquired	$398.7

The $398.7 million of net assets acquired consists of Apollo’s $438.0 million cash contribution and $3.8 million of carryover basis in rollover stock, net of a $43.1 million deemed cash dividend to the selling shareholders that was required to be recognized by Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions, due to the increased leverage of the Company.

The $560.5 million of acquired intangible assets consist primarily of trade-names, customer relationships, patents, a covenant not to compete and acquired software. The acquired customer relationships, patents, covenant not to compete and software are being amortized over their useful lives (10 years for customer relationships, 2 to 14 years for patents, 4 months for the covenant not to compete and one year for software). The acquired trade-names have an indefinite life and are not being amortized but are tested annually for impairment. Most of the acquired goodwill is not expected to be deductible for income tax purposes.

Acquisition of Dalong Chain Company

On July 11, 2006, the Company acquired Dalong Chain Company (“Dalong”) located in China for $5.9 million in cash plus the assumption of certain liabilities. The acquisition was financed primarily with existing cash and was accounted for using the purchase method of accounting. This acquisition is not expected to have a material impact on the Company’s fiscal 2008 consolidated results of operations.

Pro Forma Financials

The following table sets forth the unaudited pro forma financial information for the Company for the three months of fiscal 2007 as if the Apollo and Zurn Acquisitions (and the related issuance of debt) had occurred on April 1, 2006 (in millions):

Quarter Ended July 2, 2006
(unaudited)
Net sales	$410.5
Net loss	$(4.2)

3. Canal Street Facility Accident

On December 6, 2006, the Company experienced an explosion at its primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings, and employed approximately 750 associates prior to the accident. The accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of the Company’s gear product line and, to a lesser extent, the Company’s coupling product line. The Company’s core production capabilities were substantially unaffected by the accident.

For the first quarter ended June 30, 2007, the Company has recorded the following (gains)/losses related to this incident in the condensed consolidated statement of operations (in millions):

Quarter Ended June 30, 2007
(Unaudited)
Clean-up and restoration expenses	$1.8
Non-cash inventory impairment	0.1
Less property and casualty insurance recoveries	(7.5)

Subtotal prior to business interruption insurance recoveries	(5.6)
Less business interruption insurance recoveries	(2.5)

Gain on Canal Street facility accident, net	$(8.1)

The Company has substantial property, casualty, liability, workers’ compensation and business interruption insurance. Management believes that the limits of coverage will be in excess of the losses incurred. The property, casualty and business interruption liability insurance provides coverage of up to $2.0 billion per incident. The aggregate amount of deductibles under all insurance coverage is $1.0 million. In addition to its insurance deductibles, the Company has and will continue to incur certain other incremental and non-reimbursable out-of-pocket expenses throughout the claim process. For the period from December 6, 2006 (the date of loss) through June 30, 2007, the Company has received cash recoveries/advances from its insurance carriers totaling $47.0 million of which $34.5 million has been allocated to recoveries under property and casualty insurance policies and $12.5 million of which has been allocated to recoveries under business interruption insurance policies. $10.0 million of the above recoveries was received during the three months ended June 30, 2007 ($7.5 million allocated to property and casualty and $2.5 million allocated to business interruption.) Settlements received to date under the Company’s business interruption policies relates solely to the period from December 6, 2006 through March 31, 2007.

As of June 30, 2007, the Company continues to work with its insurance carriers to determine further recoverable amounts and timing of the insurance proceeds recoverable under its property, casualty and business interruption coverage. To date, the Company has only recorded insurance recoveries to the extent received. Additional recoveries are expected to become recordable under GAAP in subsequent periods.

4. Transaction-related Costs

In connection with the Merger in fiscal 2007, the Company incurred $16.6 million of pre-merger seller-related transaction costs during the quarter ended July 2, 2006. These expenses consisted of investment banking fees, outside attorney fees, and other third-party fees.

5. Income Taxes

The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant unusual items or items that are reported net of their related tax effects. The tax effect of significant unusual items is reflected in the period in which they occur. The high effective tax rate of 66.7% for the first quarter of fiscal 2008 is due to the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and increasing the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not. The Company’s unusually high effective tax rate of 660% for the first quarter of fiscal 2007 included the impact of approximately $7.9 million of non-deductible expenses incurred in connection with the sale of the Company to Apollo.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. As of April 1, 2007, the total amount of unrecognized tax benefits after the adoption of FIN 48 was $52.6 million, of which $0.2 million represents tax benefits that if recognized, would favorably impact the effective tax rate. As of June 30, 2007, the Company’s total liability for unrecognized tax benefits remains at $52.6 million; however, $0.8 million represents tax benefits that if recognized, would favorably impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 1, 2007 and June 30, 2007, the total amount of unrecognized tax benefits includes $11.8 million and $12.8 million of accrued interest and penalties, respectively.

In conjunction with the Zurn acquisition, the Company assumed certain tax liabilities and contingencies of Jacuzzi Brands, Inc. A federal tax audit was completed for Jacuzzi Brands, Inc. for the fiscal years ended September 30, 1998 through 2002. At the conclusion of this audit, an appeal was filed with the IRS in September 2005 regarding various issues identified during the audit upon which agreement could not be reached. To date, final settlement has not been concluded; however, it appears reasonably possible that final settlement will be reached within the next twelve months. Upon such settlement, the Company anticipates recording approximately $21.1 million of previously unrecognized tax benefits, with an offsetting reduction to goodwill. However, the net reduction to goodwill is anticipated to be approximately $6.1 million due to previously recognized tax benefits associated with this audit settlement.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine, periodic audits in both domestic and foreign tax jurisdictions. It appears reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of such audits; however, any potential payments of income tax, interest and penalties is not expected to be significant to the consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for years ending prior to fiscal 2004, state and local income tax examinations for years ending prior to fiscal 2003 and significant foreign income tax examinations for years ending prior to fiscal 2002. With respect to the Company’s U.S. federal net operating loss (“NOL”) carryforward, fiscal year 2003 is open under statutes of limitations; whereby, the tax authorities may not adjust the income tax liability for this year, but may reduce the NOL carryforward and any other tax attribute carryforward to future open tax years.

6. Comprehensive Income

Comprehensive income consists of the following (in millions):

	First Quarter Ended
		Predecessor
	June 30, 2007	July 2, 2006
	(Unaudited)	(Unaudited)
Net income (loss)	$2.4	$(2.8)
Other comprehensive income:
Unrealized gain on interest rate derivatives, net of a $0.5 tax provision	0.9	—
Foreign currency translation adjustments	2.7	3.3

Comprehensive income	$6.0	$0.5

7. Inventories

The major classes of inventories are summarized as follows (in millions):

	June 30, 2007	March 31, 2007
	(Unaudited)
Finished goods	$224.9	$255.2
Work in progress	67.8	62.9
Raw materials	49.8	46.4

Inventories at FIFO cost	342.5	364.5
Adjustment to state inventories at LIFO cost	34.1	19.8

	$376.6	$384.3

8. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30, 2007	March 31, 2007
	(Unaudited)
Taxes, other than income taxes	$5.0	$4.4
Sales rebates	18.7	19.0
Severance obligations	6.0	2.4
Customer advances	21.0	19.3
Product warranty	4.6	4.2
Commissions	6.5	5.8
Other	20.4	19.7

	$82.2	$74.8

9. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	June 30, 2007	March 31, 2007
	(Unaudited)
Term loans	$767.5	$787.5
9.50% Senior notes due 2014 (1)	803.9	804.2
8.875% Senior notes due 2016	150.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	4.9	4.9

Total	2,026.6	2,046.9
Less current portion	2.7	2.2

Long-term debt	$2,023.9	$2,044.7

(1)	Includes an unamortized bond issue premium of $8.9 million and $9.2 million at June 30, 2007 and March 31, 2007, respectively.

In connection with the Merger, all borrowings under the Company’s previous credit agreement and substantially all of its $225.0 million 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The Merger was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility).

On February 7, 2007, the Company completed its acquisition of the Zurn water management business. This acquisition was funded partially with debt financing of $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (which includes a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of incremental borrowings under the Company’s existing term loan credit facilities.

As of June 30, 2007, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest at 2.50% plus the LIBOR Rate per annum. Borrowings under the B2 facility accrue interest at 2.25% plus the LIBOR Rate per annum. The weighted averaged interest rate on our outstanding term loans at June 30, 2007 was 7.78%. After considering the pre-payment of $20.0 million on the term loan B1 facility in the first fiscal 2008 quarter, the Company has fulfilled all mandatory principal repayments on the B1 facility through March 31, 2013 and through March 31, 2008 on the B2 facility. The outstanding principal balances of the term loan B1 and B2 credit facilities at March 31, 2007 were $590.0 million and $197.5 million, respectively.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the Eurodollar Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on the revolver as of June 30, 2007 or March 31, 2007. However, $36.7 million and $33.6 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at June 30, 2007 and March 31, 2007, respectively.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of June 30, 2007, the senior secured bank leverage ratio was 2.13 to 1.00.

10. Interest Rate Derivatives

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative

Instruments and Hedging Activities, as amended. The fair value of these interest rate derivatives totaled $0.3 million at June 30, 2007 and has been recorded within other assets on the Company’s consolidated balance sheet with the corresponding offset recorded as a component of accumulated other comprehensive income, net of tax.

11. Commitments and Contingencies

Warranties:

The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	First Quarter Ended
		Predecessor
	June 30, 2007	July 2, 2006
	(Unaudited)	(Unaudited)
Balance at beginning of period	$4.2	$2.7
Acquired obligations	—	0.3
Charged to operations	1.0	0.4
Claims settled	(0.6)	(0.3)

Balance at end of period	$4.6	$3.1

Contingencies:

Power Transmission (“PT”)

The Company’s PT entities are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. The Company establishes reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In connection with the Carlyle acquisition in November 2002, Invensys PLC has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are not subject to any time limitations and are subject to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•

In 2002, the Company was named as a Potentially Responsible Party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the Site), by the United States Environmental Protection Agency, or USEPA, and the Illinois Environmental Protection Agency, or IEPA. The Company’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from our property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site. In support of the USEPA and IEPA, in July 2004 the Illinois Attorney General filed a lawsuit (State of Illinois v. Precision et al.) in the Circuit Court of DuPage County, Illinois against the Company and the other PRP companies seeking an injunction, the provision of potable water to approximately 800 homes, further investigation of the alleged contamination, reimbursement of certain costs incurred by the state and assessment of a monetary penalty. In August 2003, several PRPs, including the Company, entered into an Administrative Order by Consent, or AOC, with the USEPA, IEPA and State of Illinois et al. that required the PRPs to pay $4.275 million to fund the hook-up of about 800 homes to municipal water and to undertake continuing investigation of the Site. The Company agreed to pay $306,500 of that fund under an interim allocation. The AOC is expected to resolve a significant portion of the State of Illinois lawsuit. Subsequently, the Company was notified by the USEPA that an expanded Site investigation will be required. The Company’s allocated share of future costs related to the site, including for investigation and/or remediation, could be significant.

•

The Company is also a defendant in a pending lawsuit alleging personal injury stemming from contamination that allegedly, in whole or in part, originated from the Ellsworth Industrial Park Site. The lawsuit entitled Jana Bendik v. Precision Brand Products et al. v. Rexnord Corporation et al. was filed in April 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois and seeks monetary relief. Two other suits allegedly related to the Ellsworth Industrial Park Site were recently settled: Kevin Pote, et al. v. Ames Supply Co. et al. was filed in December 2004 by an individual plaintiff in the Circuit Court of Cook County, Illinois. The complaint sought compensatory and punitive damages recoverable under the Illinois Wrongful Death and Survival Statute and the costs of the suit. A sealed, global settlement of all claims was reached with all Pote defendants in March, 2007. Muniz et al. v. Rexnord Corporation et al., was a class action filed in April 2004 in the United States District Court for the Northern District of Illinois. A global settlement was reached in late 2006 with the plaintiffs in the Muniz matter. The Muniz settlement covers past and future costs related to property damage incurred by the plaintiffs as well as certain damages for injuries, but does not release defendants from any potential future claims for non-property damages. The settlement amounts originally allocated to, and paid by, the Company are subject to further reallocation through a binding arbitration process. The ultimate outcome of the Ellsworth investigation and related litigation cannot presently be determined; however, management believes the Company has meritorious defenses to these matters. Pursuant to its indemnity obligation, Invensys is defending the Company in these matters and has paid 100% of the related costs to date. To provide additional protection, the Company has sued its insurance companies for a declaration of coverage as to these matters.

•

The Company has been named as a defendant in over 650 lawsuits (with approximately 6,800 claimants) pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division. Invensys and FMC, the prior owner of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary has been named as a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,600 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. To date, Invensys has paid 100% of the costs related to the Prager lawsuits, and the Company believes that it also has insurance coverage for its legal defense costs related to such suits.

In connection with the Falk acquisition in May 2005, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk is a defendant in over 140 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 4,100 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending Falk in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

In addition to the foregoing litigation, Falk is a defendant in other lawsuits. As with the matters described above, it is not possible to predict with certainty the outcome of these unresolved legal actions. However, based upon current information management believes the eventual outcome of these unresolved legal actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Water Management

The Company’s Water Management entities are party to legal proceedings that the Company believes to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to its financial condition, results of operations and cash flows.

As of June 30, 2007, the Company and an average of 85 other unrelated companies were defendants in approximately 6,700 asbestos-related lawsuits representing approximately 46,300 claims. The suits allege damages in an aggregate amount of approximately $11.2 billion against all defendants. Plaintiffs’ claims against Zurn allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by Zurn’s insurers.

The Company uses an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. Based on this firm’s analysis, the Company currently estimates that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2016 is approximately $136.0 million, of which the Company expects to pay approximately $102.0 million through 2016 on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of the Company’s defense strategies and settlement initiatives. As a result, the Company’s actual liability could differ from the Company’s estimate described herein. Further, while the Company’s current asbestos liability is based on an estimate of claims through 2016, such liability may continue beyond 2016, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of June 30, 2007, is approximately $286.5 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain insurance carriers of the Company, certain coverage gaps will exist if and after our other carriers have paid the first $210.5 million of aggregate liabilities. In order for the next $51 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14 million of asbestos claims. Layered within the final $25 million of the total $286.5 million of coverage, management estimates that it would need to satisfy an additional $80 million of asbestos claims. If we are required to pay any such amounts, we could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of June 30, 2007, the Company had recorded a receivable from its insurance carriers of $136 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $286.5 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $286.5 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of the Company’s carriers.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions, based upon current information management believes that the eventual outcome of said actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

12. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	First Quarter Ended
		Predecessor
	June 30, 2007	July 2, 2006
	(Unaudited)	(Unaudited)
Pension Benefits:
Service cost	$1.3	$0.5
Interest cost	8.3	3.4
Expected return on plan assets	(12.1)	(3.4)
Amortization:
Prior service cost	0.1	—
Actuarial losses	—	0.1

Net periodic benefit cost (income)	$(2.4)	$0.6

Other Postretirement Benefits:
Service cost	$0.1	$0.1
Interest cost	0.8	0.7
Amortization:
Prior service cost	—	(0.1)
Actuarial losses	—	0.3

Net periodic benefit cost	$0.9	$1.0

In the first quarter of fiscal 2008 and 2007, the Company made contributions of $1.6 million and $4.0 million, respectively to its U.S. qualified pension plan trusts.

13. Stock Options

As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. The Company’s outstanding stock options as of the adoption date continued to be accounted for under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations through July 21, 2006, the date of the Apollo transaction discussed in Note 2. The Company did not grant, repurchase, or significantly modify any stock options from April 1, 2006 through July 21, 2006. In connection with the Apollo transaction, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of June 30, 2007, 568,564 of these rollover stock options remain outstanding.

In connection with the Apollo transaction, the Board of Directors of Rexnord Holdings also adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000 shares (excluding rollover options mentioned above). Approximately 50% of the options granted under the Option Plan vest ratably over five years from the date of grant; the remaining fifty percent of the options are eligible to vest based on the Company’s achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2012.

The fair value of each option granted under the Option Plan during the first fiscal quarter of 2008 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 28% based on the expected volatilities of publicly-traded companies within the Company’s industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; the risk free interest rate (4.68%) based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 1,181,110 options granted under the Option Plan between April 1, 2007 and June 30, 2007 was $8.48.

For the three months ended June 30, 2007, the Company has recorded $1.8 million of stock-based compensation expense. As of June 30, 2007, there was $31.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 4.3 years.

The following table presents changes to the Company’s stock options in the first quarter of fiscal 2008:

	Period from April 1, 2007 through June 30, 2007
	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	2,021,445	$16.30
Granted	1,181,110	19.94
Exercised	(5,658)	7.13
Canceled/Forfeited	(57,140)	19.94

Outstanding at end of period	(1)(2) 3,139,757	$17.62

Exercisable at end of period	(2) 568,564	$7.13

(1)	Includes 568,564 roll-over options.

(2)	The weighted average remaining contractual life of options outstanding and exercisable at June 30, 2007 is 9.0 years.

14. Business Segment Information (in millions)

The results of operations are reported in two business segments, consisting of the Power Transmission segment and the Water Management segment. The Power Transmission segment manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, special components, industrial chain and aerospace bearings and seals. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction equipment, chemicals, energy, food and beverage, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management segment is a leading supplier of professional grade specification drainage, PEX piping, water control and commercial brass products, serving the commercial and institutional construction, civil and public water works markets.

The financial information of the Company’s segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company’s Board of Directors. Management evaluates the performance of each business segment based on its operating results.

	Power Transmission	Water Management	Total
Net Sales
First Quarter Fiscal 2008	$309.8	$138.4	$448.2
First Quarter Fiscal 2007 (1)	288.4	—	288.4
Income from Operations
First Quarter Fiscal 2008	$39.0	$20.1	$59.1
First Quarter Fiscal 2007 (1)	18.3	—	18.3
Transaction Costs included in Income from Operations
First Quarter Fiscal 2008	$—	$—	$—
First Quarter Fiscal 2007 (1)	16.6	—	16.6
Interest Expense, net
First Quarter Fiscal 2008	$33.9	$15.1	$49.0
First Quarter Fiscal 2007 (1)	17.1	—	17.1
Provision for Income Taxes
First Quarter Fiscal 2008	$2.0	$2.8	$4.8
First Quarter Fiscal 2007 (1)	3.3	—	3.3
Depreciation and Amortization
First Quarter Fiscal 2008	$20.2	$6.8	$27.0
First Quarter Fiscal 2007 (1)	16.1	—	16.1
Capital Expenditures
First Quarter Fiscal 2008	$7.8	$0.5	$8.3
First Quarter Fiscal 2007 (1)	8.8	—	8.8
Total Assets
As of June 30, 2007	$2,761.1	$1,000.1	$3,761.2
As of July 2, 2006 (1)	1,584.6	—	1,584.6

(1)	Predecessor

15. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company at June 30, 2007 and March 31, 2007 and for the three months ended June 30, 2007 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

The following schedules also present condensed consolidating financial information of the Predecessor for the three months ended July 2, 2006 for: (a) RBS Global, Inc., the Parent company; (b) Rexnord LLC (formerly Rexnord Corporation), a wholly-owned subsidiary of RBS Global, Inc. and the issuer of the prior senior subordinated notes, substantially all of which were repurchased on July 21, 2006 in connection with the Merger; (c) on a combined basis, the domestic subsidiaries of the Predecessor, all of which were wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (d) on a combined basis, the foreign subsidiaries of the Predecessor (collectively, the “non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the prior senior subordinated notes were full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet (Unaudited)

June 30, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$40.5	$20.3	$—	$60.8
Receivables, net	—	193.6	74.7	—	268.3
Inventories, net	—	307.1	69.5	—	376.6
Other current assets	0.3	16.4	14.5	—	31.2

Total current assets	0.3	557.6	179.0	—	736.9

Receivable from (payable to) affiliates, net	86.8	27.2	(114.0)	—	—
Property, plant and equipment, net	—	335.6	96.3	—	431.9
Intangible assets, net	—	919.0	42.8	—	961.8
Goodwill	—	1,130.3	163.7	—	1,294.0
Investment in:					—
Guarantor subsidiaries	1,882.6	—	—	(1,882.6)	—
Non-guarantor subsidiaries	—	594.5	—	(594.5)	—
Insurance for asbestos claims	—	136.0	—	—	136.0
Pension assets	—	117.6	—	—	117.6
Other assets	67.6	13.0	2.4	—	83.0

Total assets	$2,037.3	$3,830.8	$370.2	$(2,477.1)	$3,761.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$0.5	$0.3	$1.9	$—	$2.7
Trade payables	—	89.1	42.0	—	131.1
Income taxes payable	(0.9)	1.1	6.5	—	6.7
Deferred income taxes	15.6	3.1	0.6	—	19.3
Compensation and benefits	—	30.8	17.2	—	48.0
Current portion of pension obligation	—	5.6	0.9	—	6.5
Current portion of postretirement obligation	—	4.9	0.1	—	5.0
Interest payable	61.5	—	0.3	—	61.8
Other current liabilities	0.4	67.6	14.2	—	82.2

Total current liabilities	77.1	202.5	83.7	—	363.3

Long-term debt	2,021.3	0.8	1.8	—	2,023.9
Note (receivable from) payable to affiliates, net	(918.6)	1,305.6	(387.0)	—	—
Pension obligations	—	28.7	41.6	—	70.3
Postretirement benefit obligations	—	52.3	—	—	52.3
Deferred income taxes	127.5	211.8	24.7	—	364.0
Reserve for asbestos claims	—	136.0	—	—	136.0
Other liabilities	22.6	10.5	10.9	—	44.0

Total liabilities	1,329.9	1,948.2	(224.3)	—	3,053.8
Stockholders’ equity	707.4	1,882.6	594.5	(2,477.1)	707.4

Total liabilities and stockholders’ equity	$2,037.3	$3,830.8	$370.2	$(2,477.1)	$3,761.2

Condensed Consolidating Balance Sheet

March 31, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$32.2	$23.9	$—	$56.1
Receivables, net	—	183.6	70.8	—	254.4
Inventories, net	—	318.3	66.0	—	384.3
Other current assets	—	12.8	13.5	—	26.3

Total current assets	—	546.9	174.2	—	721.1

Receivable from (payable to) affiliates, net	86.8	27.2	(114.0)	—	—
Property, plant and equipment, net	—	340.0	97.1	—	437.1
Intangible assets, net	—	944.8	42.9	—	987.7
Goodwill	—	1,130.5	163.7	—	1,294.2
Investment in:					—
Guarantor subsidiaries	1,876.6	—	—	(1,876.6)	—
Non-guarantor subsidiaries	—	633.6	—	(633.6)	—
Insurance for asbestos claims	—	136.0	—	—	136.0
Pension assets	—	114.6	—	—	114.6
Other assets	69.9	10.2	2.4	—	82.5

Total assets	$2,033.3	$3,883.8	$366.3	$(2,510.2)	$3,773.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$0.4	$1.8	$—	$2.2
Trade payables	—	106.5	47.9	—	154.4
Income taxes payable	(1.1)	1.3	3.3	—	3.5
Deferred income taxes	10.5	5.8	0.6	—	16.9
Compensation and benefits	—	36.2	16.7	—	52.9
Current portion of pension obligation	—	8.6	0.8	—	9.4
Current portion of postretirement obligation	—	4.9	—	—	4.9
Interest payable	30.4	0.1	—	—	30.5
Other current liabilities	0.1	62.6	12.1	—	74.8

Total current liabilities	39.9	226.4	83.2	—	349.5

Long-term debt	2,042.0	0.8	1.9	—	2,044.7
Note (receivable from) payable to affiliates, net	(927.9)	1,356.7	(428.8)	—	—
Pension obligations	—	27.4	41.4	—	68.8
Postretirement benefit obligations	—	52.3	—	—	52.3
Deferred income taxes	164.5	192.6	24.2	—	381.3
Reserve for asbestos claims	—	136.0	—	—	136.0
Other liabilities	15.2	15.0	10.8	—	41.0

Total liabilities	1,333.7	2,007.2	(267.3)	—	3,073.6
Stockholders’ equity	699.6	1,876.6	633.6	(2,510.2)	699.6

Total liabilities and stockholders’ equity	$2033.3	$3883.8	$366.3	$(2,510.2)	$3,773.2

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended

June 30, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$356.1	$109.1	$(17.0)	$448.2
Cost of sales	—	243.8	79.4	(17.0)	306.2

Gross profit	—	112.3	29.7	—	142.0

Selling, general and administrative expenses	—	60.1	18.0	—	78.1
Gain on Canal Street accident facility, net	—	(8.1)	—	—	(8.1)
Amortization of intangible assets	—	12.8	0.1	—	12.9

Income from operations	—	47.5	11.6	—	59.1

Nonoperating income (expense):
Interest expense:
To third parties	(49.2)	0.6	(0.4)	—	(49.0)
To affiliates	27.7	(25.4)	(2.3)	—	—
Other, net	(0.8)	1.8	(3.9)	—	(2.9)

(Loss) income before income taxes	(22.3)	24.5	5.0	—	7.2
(Benefit) provision for income taxes	(2.0)	4.2	2.6	—	4.8

(Loss) income before equity in earnings of subsidiaries	(20.3)	20.3	2.4	—	2.4
Equity in earnings of subsidiaries	22.7	2.4	—	(25.1)	—

Net income	$2.4	$22.7	$2.4	$(25.1)	$2.4

Condensed Consolidating Statement of Operations (Unaudited)

Predecessor

Three Months Ended

July 2, 2006

(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$222.6	$82.6	$(16.8)	$288.4
Cost of sales	—	—	155.5	60.0	(16.8)	198.7

Gross profit	—	—	67.1	22.6	—	89.7

Selling, general and administrative expenses	0.1	—	36.1	14.6	—	50.8
Transaction-related costs		—	16.6	—	—	16.6
Amortization of intangible assets		—	4.0	—	—	4.0

(Loss) income from operations	(0.1)	—	10.4	8.0	—	18.3

Nonoperating income (expense):
Interest expense:
To third parties	—	(16.5)	—	(0.6)	—	(17.1)
To affiliates	—	(1.4)	3.6	(2.2)	—	—
Other, net	(0.5)	—	2.1	(2.3)	—	(0.7)

(Loss) income before income taxes	(0.6)	(17.9)	16.1	2.9	—	0.5
(Benefit) provision for income taxes	(0.2)	(6.3)	8.3	1.5	—	3.3

(Loss) income before equity in earnings (loss) of subsidiaries	(0.4)	(11.6)	7.8	1.4	—	(2.8)
Equity in (loss) earnings of subsidiaries	(2.4)	9.2	1.4	—	(8.2)	—

Net (loss) income	$(2.8)	$(2.4)	$9.2	$1.4	$(8.2)	$(2.8)

Condensed Consolidating Statement of Cash Flows (Unaudited)

Three Months Ended

June 30, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2.4	$22.7	$2.4	$(25.1)	$2.4
Noncash adjustments	(20.2)	24.7	3.1	25.1	32.7
Changes in operating assets and liabilities, including intercompany activity	38.3	(32.3)	(7.4)	—	(1.4)

Cash provided by (used for) operating activities	20.5	15.1	(1.9)	—	33.7

Investing activities
Expenditures for property, plant and equipment	—	(6.8)	(1.5)	—	(8.3)

Cash used for investing activities	—	(6.8)	(1.5)	—	(8.3)

Financing activities
Repayments of long-term debt	(20.2)	—	(0.1)	—	(20.3)
Payment of financing fees	(0.3)	—	—	—	(0.3)

Cash used for financing activities	(20.5)	—	(0.1)	—	(20.6)
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)

Increase (decrease) in cash	—	8.3	(3.6)	—	4.7
Cash at beginning of period	—	32.2	23.9		56.1

Cash at end of period	$—	$40.5	$20.3	$—	$60.8

Condensed Consolidating Statement of Operations (Unaudited)

Predecessor

Three Months Ended

July 2, 2006

(in Millions)

	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(2.8)	$(2.4)	$9.2	$1.4	$(8.2)	$(2.8)
Noncash adjustments	2.4	(8.3)	10.7	2.6	8.2	15.6
Changes in operating assets and liabilities	0.4	19.4	(24.6)	(4.3)	—	(9.1)

Cash provided by (used for) operating activities	—	8.7	(4.7)	(0.3)	—	3.7

Investing activities
Expenditures for property, plant and equipment	—	—	(7.1)	(1.7)	—	(8.8)
Proceeds from dispositions of property, plant and equipment	—	—	1.6	—	—	1.6

Cash used for investing activities	—	—	(5.5)	(1.7)	—	(7.2)

Financing activities
Repayments of long-term debt	—	(8.5)	—	—	—	(8.5)
Payment of financing fees	—	(0.2)	—	—	—	(0.2)

Cash used for financing activities	—	(8.7)	—	—	—	(8.7)
Effect of exchange rate changes on cash	—	—	—	0.4	—	0.4

Decrease in cash	—	—	(10.2)	(1.6)	—	(11.8)
Cash at beginning of period	—	—	13.3	9.2	—	22.5

Cash at end of period	$—	$—	$3.1	$7.6	$—	$10.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Except for the item reported below, management believes that as of June 30, 2007 and during the period from April 1, 2007 through June 30, 2007, there has been no material change to this information.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty of Income Taxes,” which addresses the uncertainty of income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company has adopted FIN 48 as of April 1, 2007. For additional information regarding Income Taxes and the adoption of FIN 48, see Note 5 to the condensed consolidated financial statements at Part I, Item 1 to this quarterly report.

Fiscal Year

The Company’s fiscal year ends on March 31.

The Zurn Acquisition

On February 7, 2007, the Company acquired the water management business (“Zurn”) of Jacuzzi Brands, Inc. from an affiliate of Apollo for a cash purchase price of $942.5 million, including transaction costs and additional deferred financing fees. The purchase price was financed through an equity investment by Apollo and its affiliates of approximately $282.0 million and debt financing of approximately $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (including a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of borrowings under existing senior secured credit facilities. This acquisition created a new strategic water management platform for the Company.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values which are preliminary and based upon currently available information. The Company is still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within one year from the date of the acquisition.

The Apollo Acquisition and Related Financing

On July 21, 2006, certain affiliates of Apollo purchased the Company from The Carlyle Group and management for approximately $1.825 billion, excluding transaction fees, through the merger of Chase Merger Sub, Inc., an entity formed and controlled by Apollo, with and into RBS Global, Inc. (the “Merger”). The Merger was financed with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility) and (iv) $475.0 million of equity contributions (consisting of a $438.0 million cash contribution from Apollo and $37.0 million of rollover stock and stock options held by management participants). The proceeds from the Apollo cash contribution and the new financing arrangements, net of related debt issuance costs, were used to (i) purchase the Company from its then existing shareholders for $1,018.4 million, including transaction costs; (ii) repay all outstanding borrowings under the Company’s previously existing credit agreement as of the Merger Date, including accrued interest; (iii) repurchase substantially all of the Company’s $225.0 million of 10.125% senior subordinated notes outstanding as of the Merger Date pursuant to a tender offer, including accrued interest and tender premium; and (iv) pay certain seller-related transaction costs.

The Merger has been accounted for using the purchase method of accounting and, accordingly, resulted in a new basis of accounting for the Company. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values, which are preliminary and based upon currently available information. The Company is still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets. In addition, management is still finalizing its strategic assessment of the business, which may give rise to additional purchase liabilities. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within its second fiscal quarter ending September 29, 2007.

Recent Events

Canal Street Facility Accident

On December 6, 2006, the Company experienced an explosion at its primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings, and employed approximately 750 associates prior to the accident. The accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of the Company’s gear product line and, to a lesser extent, the Company’s coupling product line. The Company’s core production capabilities were substantially unaffected by the accident.

For the first quarter ended June 30, 2007, the Company has recorded the following (gains)/losses related to this incident (in millions):

Quarter Ended June 30, 2007
Clean-up and restoration expenses	$1.8
Non-cash inventory impairment	0.1
Less property and casualty insurance recoveries	(7.5)

Subtotal prior to business interruption insurance recoveries	(5.6)
Less business interruption insurance recoveries	(2.5)

Gain on Canal Street facility accident, net	$(8.1)

The Company has substantial property, casualty, liability, workers’ compensation and business interruption insurance. Management believes that the limits of coverage will be in excess of the losses incurred. The property, casualty and business interruption liability insurance provides coverage of up to $2.0 billion per incident. The aggregate amount of deductibles under all insurance coverage is $1.0 million. In addition to its insurance deductibles, the Company has and will continue to incur certain other incremental and non-reimbursable out-of-pocket expenses throughout the claim process. For the period from December 6, 2006 (the date of loss) through June 30, 2007, the Company has received cash recoveries/advances from its insurance carriers totaling $47.0 million of which $34.5 million has been allocated to recoveries under property and casualty insurance policies and $12.5 million of which has been allocated to recoveries under business interruption insurance policies. $10.0 million of the above recoveries was received during the three months ended June 30, 2007 ($7.5 million allocated to property and casualty and $2.5 million allocated to business interruption.) Settlements received to date under the Company’s business interruption policies relates solely to the period from December 6, 2006 through March 31, 2007.

As of June 30, 2007, the Company continues to work with its insurance carriers to determine further recoverable amounts and timing of the insurance proceeds recoverable under its property, casualty and business interruption coverage. To date the Company has only recorded insurance recoveries to the extent received. Additional recoveries are expected to become recordable under GAAP in subsequent periods.

Canal Street Update

To date the Company has not experienced any material customer losses or order cancellations as a result of its temporary inability to produce and deliver products from Canal Street. Production and shipments out of the Canal Street facility continue to increase and the Company expects production to be back to pre-accident levels by the end of the second quarter of Fiscal 2008. Management does not believe that there will be any long-term negative implications to the Company’s gear product line as a result of the accident. The Company has not experienced, and does not expect to experience, any material adverse impact to liquidity, cash or its leverage profile as a result of the accident.

Results of Operations

General

We believe we are a leading diversified, multi-platform industrial company strategically well positioned within the markets and industries we serve. With the completion of the Zurn acquisition, our business is comprised of two strategic platforms: (i) our Power Transmission (“PT”) platform and (ii) and our Water Management platform based on the recently acquired Zurn operations. We believe that we have the broadest portfolio of highly engineered, mission and project critical PT products in the industrial and aerospace end markets, including gears, couplings, industrial bearings, flattop, aerospace bearings and seals, special components and industrial chain. Our PT products are used in the plants and equipment of companies in diverse end-market industries, including aerospace, cement and aggregates, construction, energy, food and beverages and forest and wood products. Our PT products are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. We have a significant installed base of PT products consisting primarily of components that are consumed in use and that have a predictable replacement cycle. With the Zurn acquisition, our Water Management platform is a leader in the multi-billion dollar, specification-driven, non-residential construction market for plumbing fixtures and fittings. Although our results of operations are dependent on general economic conditions, our significant installed base generates aftermarket sales that partially mitigate the impact of economic downturns on our results of operations. Due to the similarity of our products, historically we have not experienced significant changes in gross margins due to changes in sales product mix or sales channel mix.

As described above, the Merger occurred on July 21, 2006, which created a new basis of accounting for the Company as compared to the Predecessor company. Within this management’s discussion and analysis, the results of the Company from April 1, 2007 through June 30, 2007 are compared with the results of the Predecessor for the period from April 1, 2006 through July 2, 2006. The presented Predecessor results do not include any pro forma assumptions or adjustments.

Overview

Sales in the first quarter of fiscal 2008 improved versus the comparable prior year period as a result of the combination of the acquisition of the Zurn water management business as well as solid organic growth within the PT segment. The majority of our sales growth was driven by our acquisition of the Zurn water management business, which accounts for $138.4 million of year-over-year increase. Excluding Zurn, PT sales in the first quarter also grew $21.4 million or 7.4% versus the same period last year. PT sales growth was largely driven by strength in our industrial products end markets of natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates) and beverage and container as well as strong demand for our aerospace products. In addition to the sales growth, orders in the first quarter of fiscal 2008 grew 5.4% over the comparable prior year periods. Our backlog as of June 30, 2007 was $452.5 million.

Income from operations for the first quarter of fiscal 2008 increased $40.8 million over the same prior year period on a $159.8 million increase in sales. Excluding Zurn, PT first quarter income from operations increased $20.7 year-over-year to $39.0 million or 12.6% of sales. Items favorably impacting the year-over-year consolidated operating profit growth are a $8.1 million gain recorded as a direct result of the Canal Street facility accident as well as the elimination of $16.6 million of transaction costs recorded in the prior year in connection with the sale of the Company to Apollo. Offsetting the aforementioned favorable items is additional depreciation and amortization of $10.9 million related to adjusting our property, plant and equipment and intangibles to fair value as part of both the Apollo and Zurn acquisitions.

Non-operating expenses in the first quarter of fiscal 2008 increased $34.1 million versus the first quarter of fiscal 2007. This increase is primarily due to higher interest expense resulting from our increased indebtedness subsequent to both the Apollo and Zurn acquisitions.

First Quarter Ended June 30, 2007 Compared with the First Quarter Ended July 2, 2006

	First Quarter Ended
		Predecessor
(in Millions)	June 30, 2007	July 2, 2006
	(Unaudited)	(Unaudited)
Net sales	$448.2	$288.4
Cost of sales	306.2	198.7

Gross profit	142.0	89.7
% of net sales	31.7%	31.1%
Selling, general and administrative expenses	78.1	50.8
Gain on Canal Street facility accident, net	(8.1)	—
Transaction-related costs	—	16.6
Amortization of intangible assets	12.9	4.0

Income from operations	59.1	18.3
% of net sales	13.2%	6.3%
Non-operating expense:
Interest expense, net	(49.0)	(17.1)
Other expense, net	(2.9)	(0.7)

Income before income taxes	7.2	0.5
Provision for income taxes	4.8	3.3

Net income (loss)	$2.4	$(2.8)

Net Sales

Sales in the first quarter of fiscal 2008 were $448.2 million, an increase of $159.8 million or 55.4%, from last year’s first quarter sales of $288.4 million. This year-over-year sales growth is primarily the result of both the acquisition of the Zurn water management business as well as strong organic growth within the PT segment. The majority of our sales growth was driven by our acquisition of the Zurn water management business, which accounts for $138.4 million of year-over-year increase. Excluding Zurn, PT sales in the first quarter also grew $21.4 million or 7.4% versus the same period last year. Additionally, the comparability of the first quarter of fiscal 2008 versus the comparable prior year period is impacted by the timing of recording certain rebate expenses. Had the timing of the recording of the prior year’s first quarter rebate expenses been consistent with the current year’s first quarter, sales would have been approximately $2.3 million lower in the prior year. PT sales growth was largely driven by strength in our industrial products end markets of natural resource extraction, metals processing and infrastructure expansion (mining, cement, aggregates) and beverage and container as well as strong demand for our aerospace products. Foreign currency fluctuations also favorably impacted sales by approximately $5.8 million during the quarter, as the Euro and Canadian dollar strengthened against the U.S. dollar compared to the prior year.

Cost of Sales

Cost of sales were $306.2 million in the first quarter of fiscal 2008, an increase of $107.5 million, or 54.1%, over the first quarter of fiscal 2007 cost of sales of $198.7 million. The majority of the increase is directly attributable to our acquisition of the Zurn water management business, which accounts for $90.7 million of the year-over-year increase. Excluding Zurn, cost of sales increased $16.8 million or 8.5%, which was due primarily to the higher net sales between periods. The current quarter cost of sales also includes $19.0 million of incremental unfavorable expenses from selling inventories that had been adjusted to fair value in purchase accounting as a result of the Zurn acquisition, $2.3 million of severance recorded in connection with an organizational re-alignment within the PT segment and $0.7 million of higher depreciation quarter-over-quarter. Offsetting this unfavorable impact is $14.3 million of LIFO income in the current year quarter compared to $1.0 million of LIFO expense in the first quarter of fiscal 2007.

Gross Profit

Gross profit in the first quarter of fiscal 2008 was $142.0 million, an increase of $52.3 million or 58.3% over the first quarter fiscal 2007 gross profit of $89.7 million. As a percent of net sales, gross profit margins in the first quarter of fiscal 2008 expanded 60 basis points to 31.7% compared to 31.1% in the first quarter of fiscal 2007. Excluding the Zurn acquisition, gross profit increased $4.6 million, which was driven largely by the higher PT net sales discussed above. The gross margin expansion was primarily the result of stronger relative margins of the Zurn water management business in the first quarter. In addition, the incremental purchase accounting adjustments, severance, depreciation as well as the timing of recording certain rebate expenses as discussed above were offset by favorable LIFO income versus the comparable prior year quarter.

Selling, General and Administrative Expenses (“SG&A”)

SG&A was $78.1 million in the first quarter of fiscal 2008, an increase of $27.3 million, or 53.7%, from the prior year first quarter SG&A expenses of $50.8 million. Approximately $22.1 million of the year-over-year increase is attributable to the Zurn acquisition. The remaining increase, is primarily driven by $1.8 million of higher stock option expense due to the adoption of SFAS No. 123R and $1.9 million of incremental severance costs (including $0.6 million of severance related to an organization re-alignment within the PT segment). As a percentage of net sales, consolidated SG&A decreased slightly to 17.4% in the first quarter of fiscal 2008 versus 17.6% in the first quarter of fiscal 2007. The decrease in SG&A as a percent of sales is primarily driven by a lower SG&A cost structure within the water management segment.

Gain on Canal Street Facility Accident, net

We have recorded a gain of $8.1 million in the first quarter of fiscal 2008 as a result of the accident at our Canal Street facility on December 6, 2006. The gain recognized in the consolidated statement of operations is a result of recording $1.8 million of clean-up and restoration expenses and $0.1 million of inventory write-offs offset by cash recoveries from our insurance carriers totaling $10.0 million in the quarter.

Transaction Costs

In connection with the Merger in fiscal 2007, the Company incurred $16.6 million of pre-merger seller-related transaction costs during the quarter ended July 2, 2006. These expenses consisted of investment banking fees, outside attorney fees, and other third-party fees. There has been no transaction costs recorded in fiscal 2008 to date.

Amortization of Intangible Assets

We continue to amortize the cost of our intangible assets, which include patents, customer relationships (including distribution network), a covenant not to compete and software. Amortization of these intangible assets increased to $12.9 million in the first quarter of fiscal 2008 compared to $4.0 million in the first quarter of fiscal 2007 due to the amortization of intangible assets resulting from both the Merger and the acquisition of Zurn.

Interest Expense, net

Interest expense, net was $49.0 million in the first quarter of fiscal 2008 compared to $17.1 million in the first quarter of fiscal 2007. As a result of the Merger on July 21, 2006 and the acquisition of Zurn on February 7, 2007, we have increased our overall indebtedness, and a larger portion of that debt consists of senior notes which have higher interest rates than our term loans.

Other Expense, net

Other expense, net was $2.9 million in the first quarter of fiscal 2008 and includes $2.5 million of foreign currency transaction losses, a $0.1 million loss on dispositions of fixed assets, $0.8 million of management fee expenses, $0.2 million of equity in earning of unconsolidated affiliates and $0.3 million of other income. Other expense, net was $0.7 million in the first quarter of fiscal 2007 and included foreign currency transaction losses of $1.5 million, a gain on the sale of fixed assets of $1.4 million, management fees of $0.5 million and other expenses of $0.1 million.

Income Tax Expense

Our effective income tax rate for the first quarter of fiscal 2008 was 66.7% versus 660.0% in the first quarter of fiscal 2007. The effective tax rate for the first quarter of fiscal 2008 includes the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and increasing the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not. The unusually large effective tax rate in the first quarter of fiscal 2007 is due to approximately $7.9 million of non-deductible expenses incurred in connection with the sale of the Company to Apollo, as well as the substantially lower amount of pre-tax income in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2008.

Net (Loss) Income

Our net income for the first quarter of fiscal 2008 was $2.4 million compared to net loss of $2.8 million in the first quarter of fiscal 2007 due to the factors described above.

Liquidity and Capital Resources

Our primary source of liquidity is available cash, cash flow from operations and borrowing availability under our revolving credit facility. As of June 30, 2007, we had $60.8 million of cash and approximately $113.3 million of additional borrowings available to us under our $150.0 million revolving credit facility (there were no borrowings outstanding under the facility, however, $36.7 million of the facility was utilized in connection with outstanding letters of credit). Our revolving credit facility is available to fund our working capital requirements, capital expenditures and other general corporate purposes.

As of June 30, 2007 we had $2,026.6 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2007	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$767.5	$—	$767.5
9.50% Senior notes due 2014 (1)	803.9	—	803.9
8.875% Senior notes due 2016	150.0	—	150.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	4.9	2.7	2.2

Total Debt	$2,026.6	$2.7	$2,023.9

(1)	Includes an unamortized bond issue premium of $8.9 million at June 30, 2007.

In connection with the Merger, all borrowings under our previous credit agreement and substantially all of the $225.0 million of outstanding 10.125% senior subordinated notes were repaid or repurchased on July 21, 2006. The Merger was financed in part with (i) $485.0 million of 9.50% senior notes due 2014, (ii) $300.0 million of 11.75% senior subordinated notes due 2016, and (iii) $645.7 million of borrowings under new senior secured credit facilities (consisting of a seven-year $610.0 million term loan facility and $35.7 million of borrowings under a six-year $150.0 million revolving credit facility).

On February 7, 2007, the Company completed its acquisition of the Zurn water management business. This acquisition was funded partially with debt financing of $669.3 million, consisting of (i) $319.3 million of 9.50% senior notes due 2014 (which includes a bond issue premium of $9.3 million), (ii) $150.0 million of 8.875% senior notes due 2016 and (iii) $200.0 million of incremental borrowings under the Company’s existing term loan credit facilities.

As of June 30, 2007, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest at 2.50% plus the LIBOR Rate per annum. Borrowings under the B2 facility accrue interest at 2.25% plus the LIBOR Rate per annum. The weighted averaged interest rate on our outstanding term loans at June 30, 2007 was 7.78%. After considering the pre-payment of $20.0 million on the term loan B1 facility in the first fiscal 2008 quarter, the Company has fulfilled all mandatory principal repayments on the B1 facility through March 31, 2013 and through March 31, 2008 on the B2 facility. In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of June 30, 2007, the senior secured bank leverage ratio was 2.13 to 1.00. We expect to be in compliance with this financial covenant for the foreseeable future.

Our ability to make scheduled payments of principal on our indebtedness, or to pay interest on, or to refinance, our indebtedness, including our existing notes, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.

Net cash provided by operating activities in the first quarter of fiscal 2008 was $33.7 million compared to $3.7 million in the first quarter of fiscal 2007. Significant contributing factors to the $30.0 million increase in cash flow provided by operations year-over-year includes: the inclusion of $20.1 million operating income as a result of the Zurn acquisition as well as in increase in PT operating income of $20.7 million year over year.

Cash used for investing activities in the first quarter of fiscal 2008 was $8.3 million, an increase of $1.1 million compared to the first quarter of fiscal 2007. The incremental year-over-year cash use in investing activities was driven by a reduction in proceeds from dispositions of property, plant and equipment of $1.6 million offset by a decrease in capital expenditures of $0.5 million.

Cash used for financing activities in the first quarter of fiscal 2008 was a $20.6 million compared to $8.7 million for the comparable prior year period, an increase of $11.9 million. Strong operating performance in the first quarter of the current fiscal year allowed us to repay $20.0 million of term loans and $0.3 million of other debt versus $8.5 million of term loan repayments in the first fiscal quarter of 2007. The remaining year-over-year increase is attributable to the payment of $0.1 million of incremental deferred financing fees.

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

As of June 30, 2007, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest at the following rates per annum: 2.50% plus the LIBOR Rate. Borrowings under the B2 facility accrue interest at the following rates per annum: 2.25% plus the LIBOR Rate. The weighted averaged interest rate on our outstanding term loans at June 30, 2007 was 7.78%. After considering the pre-payment of $20.0 million on the term loan B1 facility in the first fiscal 2008 quarter, the Company has fulfilled all mandatory principal repayments on the B1 facility through March 31, 2013 and through March 31, 2008 on B2 facility. In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. An increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $6.2 million on an annual basis.

The senior notes and the senior subordinated notes are fixed rate long-term debt obligations. The potential loss in fair value on such fixed-rate debt obligations from a 10% increase in market interest rates would not be material to the overall fair value of the debt.

ITEM 4.	CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 2, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Management believes that as of August 7, 2007, there have been no material changes to this information. However, certain updates have been made to this information which can be found under the heading “Commitments and Contingencies” in Note 11 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS.

Information with respect to our risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Management believes that as of August 7, 2007, there have been no material changes to this information, other than the following developments:

We are not yet able to determine the full effect of the accident at our Canal Street facility on our financial condition or operations.

On December 6, 2006, we experienced an explosion at our primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of our gear product line and, to a lesser extent, our coupling product line. Our core production capabilities were substantially unaffected by the accident.

To date, we have not experienced any material customer losses or order cancellations as a result of our temporary inability to produce and deliver products from Canal Street. While as of June 30, 2007, the majority of our production capability has been regained, the full extent of the damage and the impact on future production and sales is not yet fully determinable. We may experience a delay, and as a result a potential decline, in our gear products shipments, and to a lesser extent in coupling shipments, due to this temporary loss of production capacity in this facility. A prolonged delay could lead to a loss of customers for these products, and possibly for some of our other products. Additionally, customers may have delayed or not placed orders during the months after the accident and as a result, we could experience a reduction in shipments that is indeterminable in future quarters.

There also can be no assurance that our insurance coverage will cover all of our losses from this incident. Even though the facility reconstruction and insurance claim process is progressing, each may take an extended period of time to complete. In addition, we may face workers’ compensation, personal injury, or other tort claims for injury or property damage allegedly caused by the incident. We may not be successful in defending such claims, and the resulting liability could be substantial and may not be fully covered by insurance. As a result of the foregoing and other matters relating to or resulting from this event, there can be no assurance as to the long term effect this incident will have on us or our financial condition.

We are subject to numerous asbestos claims.

We are a co-defendant in approximately 6,700 personal injury lawsuits involving approximately 46,300 plaintiffs pending as of June 30, 2007, in various courts in the United States primarily related to alleged exposure to asbestos contained in industrial boilers formerly manufactured by a segment of Zurn. Our potential liability for asbestos-related claims currently pending against us as well as the claims expected to be filed through 2016 is estimated at approximately $136.0 million, of which $102.0 million is expected to be paid by 2016. These claims are handled by our insurers pursuant to a coordinated defense strategy and, to-date, all defense and settlement costs have been paid by our insurers. In the event any such carriers become insolvent in the future, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have an adverse impact on our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Management Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date: August 7, 2007	By:	/s/ GEORGE C. MOORE
	Name:	George C. Moore
	Title:	Executive Vice President and Chief Financial Officer