Form 10-Q
period 2008-06-28
RBS GLOBAL INC; REXNORD LLC
filed 2008-08-08
CIK 1213336, 843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2008
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

Private Securities Litigation Reform Act Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in this report in the section titled “Risk Factors.” Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Key risks to our company are described under Item 1A, Part II herein.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Millions, except share amounts)

(Unaudited)

	June 28, 2008	March 31, 2008
Assets
Current assets:
Cash	$151.0	$141.9
Receivables, net	304.5	288.5
Inventories, net	374.0	370.3
Other current assets	31.4	35.0

Total current assets	860.9	835.7

Property, plant and equipment, net	439.5	443.3
Intangible assets, net	871.6	883.9
Goodwill	1,331.1	1,331.7
Insurance for asbestos claims	134.0	134.0
Pension assets	108.8	101.8
Other assets	72.3	74.8

Total assets	$3,818.2	$3,805.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.9	$2.9
Trade payables	162.8	178.6
Income taxes payable	4.6	4.8
Deferred income taxes	11.2	11.7
Compensation and benefits	55.4	71.3
Current portion of pension obligations	3.1	3.0
Current portion of postretirement benefit obligations	3.5	3.6
Interest payable	58.4	27.4
Other current liabilities	93.6	95.8

Total current liabilities	395.5	399.1

Long-term debt	2,021.2	2,021.6
Pension obligations	67.8	69.0
Postretirement benefit obligations	50.1	49.5
Deferred income taxes	324.3	318.2
Reserve for asbestos claims	134.0	134.0
Other liabilities	64.1	69.2

Total liabilities	3,057.0	3,060.6
Stockholders’ equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid in capital	702.5	700.7
Retained earnings	54.2	43.8
Accumulated other comprehensive income	4.4	—

Total stockholders’ equity	761.2	744.6

Total liabilities and stockholders’ equity	$3,818.2	$3,805.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Millions)

(Unaudited)

	First Quarter Ended
	June 28, 2008	June 30, 2007
Net sales	$496.1	$448.2
Cost of sales	334.2	306.2

Gross profit	161.9	142.0
Selling, general and administrative expenses	86.1	78.1
Gain on Canal Street facility accident, net	—	(8.1)
Amortization of intangible assets	12.5	12.9

Income from operations	63.3	59.1
Non-operating expense:
Interest expense, net	(44.5)	(49.0)
Other expense, net	(2.2)	(2.9)

Income before income taxes	16.6	7.2
Provision for income taxes	7.5	4.8

Net income	$9.1	$2.4

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Millions)

(Unaudited)

	First Quarter Ended
	June 28, 2008	June 30, 2007
Operating activities
Net income	$9.1	$2.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14.6	14.1
Amortization of intangible assets	12.5	12.9
Accretion of bond premium	(0.3)	(0.2)
Amortization of deferred financing costs	2.6	2.5
Loss on dispositions of property, plant and equipment	0.3	0.1
Equity in earnings of unconsolidated affiliates	0.2	(0.2)
Other non-cash charges	0.7	1.5
Stock-based compensation expense	1.8	1.8
Changes in operating assets and liabilities:
Receivables	(22.9)	(12.4)
Inventories	(3.3)	9.1
Other assets	(2.2)	(6.0)
Accounts payable	(16.0)	(23.9)
Accruals and other	21.8	31.8

Cash provided by operating activities	18.9	33.5

Investing activities
Expenditures for property, plant and equipment	(11.0)	(8.3)
Proceeds from surrender of life insurance policies	0.9	—

Cash used for investing activities	(10.1)	(8.3)

Financing activities
Repayments of long-term debt	(0.1)	(20.1)
Payment of financing fees	—	(0.3)

Cash used for financing activities	(0.1)	(20.4)
Effect of exchange rate changes on cash	0.4	(0.1)

Increase in cash	9.1	4.7
Cash at beginning of period	141.9	56.1

Cash at end of period	$151.0	$60.8

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 28, 2008

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the “Company”). These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc.

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2009. Certain prior year amounts have been reclassified to conform to the fiscal 2009 presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company including the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a leading global, diversified, multi-platform industrial company comprised of two strategic segments, Power Transmission and Water Management. The Power Transmission platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, special components, industrial chain and conveying equipment and aerospace bearings and seals. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products. The Water Management platform is a leading supplier of professional grade specification drainage, water control, PEX piping and commercial brass products, serving the commercial, institutional, civil, municipal, hydropower and public water works construction markets.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 were effective for the Company as of April 1, 2008. However, FSP FAS 157-2 deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 on April 1, 2008; see Note 10 for disclosures required under SFAS 157. The Company has also elected a partial deferral of SFAS 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating nonfinancial assets and liabilities.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS 158 also requires companies to measure the funded status of plans as of the date of the Company’s fiscal year end. The Company adopted the funding and disclosure requirements of SFAS 158 as of March 31, 2008. The measurement provisions of SFAS 158 were adopted on April 1, 2008. Upon adoption, the Company recorded an increase to retained earnings of $2.2 million ($1.3 million, net of tax).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 became effective for the Company as of April 1, 2008; however, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities under the scope of SFAS 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact of adoption on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 141(R) and will apply the statement to any acquisitions after March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently reviewing the requirements of SFAS 161 to determine the impact on its financial statements and related disclosures.

2. Acquisition

The GA Acquisition

On January 31, 2008, the Company utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded the Company’s Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA Industries, Inc. is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary at the time of closing, is a leader in the design and manufacturer of sluice/slide gates, butterfly valves, cone valves and actuation systems. The Company is still in the process of finalizing third-party appraisals of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required. The Company expects to finalize the purchase price allocation within one year from the date of the acquisition.

The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of GA at the date of acquisition (in millions):

Cash	$3.2
Securities	6.7
Receivables	16.4
Inventories	19.7
Other current assets	1.3
Property, plant and equipment	17.2
Intangible assets	19.4
Goodwill	23.3

Total assets acquired	107.2
Accounts payable	(2.6)
Accrued liabilities	(6.4)
Deferred taxes	(15.8)
Debt	(5.5)

Net assets acquired	$76.9

Approximately $6.6 million of the short-term investments were sold prior to March 31, 2008. These short-term investments consisted primarily of common stocks and other marketable securities. The $19.4 million of acquired intangible assets consist primarily of tradenames and customer relationships. The acquired customer relationships are being amortized over their estimated useful lives (9 - 12 years). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. Goodwill is not expected to be deductible for income tax purposes. GA’s operations were included in the Company’s results of operations beginning on February 1, 2008.

3. Canal Street Facility Accident

On December 6, 2006, the Company experienced an explosion at its primary gear manufacturing facility (“Canal Street”), in which three employees lost their lives and approximately 45 employees were injured. Canal Street is comprised of over 1.1 million square feet among several buildings, and employed approximately 750 associates prior to the accident. The accident resulted from a leak in an underground pipe related to a backup propane gas system that was being tested. The explosion destroyed approximately 80,000 square feet of warehouse, storage and non-production buildings, and damaged portions of other production areas. The Canal Street facility manufactures portions of the Company’s gear product line and, to a lesser extent, the Company’s coupling product line. The Company’s core production capabilities were substantially unaffected by the accident. As of the end of the second quarter of fiscal 2008, production at the Canal Street facility had returned to pre-accident levels.

The Company finalized its accounting for this event in the quarter ending December 29, 2007. As a result, there was no activity related to the Canal Street facility accident during the quarter ended June 28, 2008. For the quarter ended June 30, 2007, the Company recorded the following (gains)/losses related to this incident (in millions):

Quarter Ended June 30, 2007
Clean-up and restoration expenses	$1.8
Non-cash inventory impairment	0.1
Less property and casualty insurance recoveries	(7.5)

Subtotal prior to business interruption insurance recoveries	(5.6)
Less business interruption insurance recoveries	(2.5)

Gain on Canal Street facility accident, net	$(8.1)

For the period from December 6, 2006 (the date of loss) through December 5, 2007 (the date on which the Company settled its property, casualty and business interruption claims with its insurance carriers), the Company has recorded recoveries from its insurance carriers totaling $71.4 million, of which $50.4 million has been allocated to recoveries under property and casualty insurance policies and $21.0 million of which has been allocated to recoveries under business interruption insurance policies. $10.0 million of the above recoveries was received during the first quarter ended June 30, 2007 ($7.5 million allocated to property and casualty and $2.5 million allocated to business interruption). No additional insurance proceeds related to such property, casualty and business interruption coverage are expected in future periods. As of June 28, 2008 the Company and its insurance carrier continue to manage ongoing general liability and workers compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred.

4. Income Taxes

The provision for income taxes for all periods presented is based on an estimated effective income tax rate for the respective full fiscal years. The estimated annual effective income tax rate is determined excluding the effect of significant discrete items or items that are reported net of their related tax effects. The tax effect of significant, discrete items is reflected in the period in which they occur. The Company’s income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are higher or lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business and the Company’s ability to utilize various tax credits and net operating loss carryforwards.

The effective income tax rate for the first quarter of fiscal 2009 was 45.2% versus 66.7% in the first quarter of fiscal 2008. The effective tax rate for the first quarter of fiscal 2009 is higher than the U.S. federal statutory rate of 35% mainly due to the effect of the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more likely than not. Similarly, the high effective tax rate in the first quarter of fiscal 2008 was due to the effect of the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits was not deemed more likely than not. However, the higher effective income tax rate for the first quarter of fiscal 2008 compared with the first quarter of fiscal 2009 is a result of the relatively lower amount of pre-tax income recognized during such periods for fiscal 2008 as compared with fiscal 2009.

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. At June 28, 2008, the Company had $45.5 million in unrecognized net tax benefits, of which $6.0 million represented tax benefits that if recognized, would favorably impact the effective tax rate. At March 31, 2008, the Company’s total liability for unrecognized net tax benefits was $45.7 million. Included in this figure is $5.2 million, which represents tax benefits that if recognized, would favorably impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 28, 2008 and March 31, 2008, the total amount of unrecognized tax benefits includes $14.8 million and $14.2 million of accrued interest and penalties, respectively. The amount of interest and penalties recorded as income tax expense during the quarter ended June 28, 2008 and June 30, 2007 amounted to $0.6 million and $1.2 million, respectively.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine, periodic audits in both domestic and foreign tax jurisdictions. In addition, the Company was recently notified by the Internal Revenue Service of its intention to conduct an examination of the United States federal income tax return for the tax periods ended March 31, 2006 and July 21, 2006. It appears reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of such audits; however, any potential payments of income tax, interest and penalties is not expected to be significant to the Company’s consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for years ending prior to fiscal 2005, state and local income tax examinations for years ending prior to fiscal 2004 or significant foreign income tax examinations for years ending prior to fiscal 2003. With respect to the Company’s U.S. federal net operating loss (“NOL”) carryforward, fiscal year 2003 and 2004 are open under statutes of limitations; whereby, the tax authorities may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforward to future open tax years.

5. Comprehensive Income

Comprehensive income consists of the following (in millions):

	First Quarter Ended
	June 28, 2008	June 30, 2007
Net income	$9.1	$2.4
Other comprehensive income:
Unrealized gain on interest rate derivatives, net of tax	2.9	0.9
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains and losses, net of tax	0.1	—
Foreign currency translation adjustments	1.4	2.7

Comprehensive income	$13.5	$6.0

6. Inventories

The major classes of inventories are summarized as follows (in millions):

	June 28, 2008	March 31, 2008
Finished goods	$230.1	$228.3
Work in progress	61.9	63.2
Raw materials	54.6	49.5

Inventories at First-in, First-Out (“FIFO”) cost	346.6	341.0
Adjustment to state inventories at Last-in, First-Out (“LIFO”) cost	27.4	29.3

	$374.0	$370.3

7. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 28, 2008	March 31, 2008
Taxes, other than income taxes	$4.9	$5.2
Sales rebates	17.3	17.4
Severance obligations	3.9	4.7
Customer advances	30.6	31.5
Product warranty	6.2	6.8
Commissions	7.7	7.3
Risk management reserves (1)	5.1	4.6
Other	17.9	18.3

	$93.6	$95.8

(1)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.

8. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	June 28, 2008	March 31, 2008
Term loans	$767.5	$767.5
9.50% Senior notes due 2014 (1)	803.0	803.3
8.875% Senior notes due 2016	150.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	3.3	3.4

Total	2,024.1	2,024.5
Less current portion	2.9	2.9

Long-term debt	$2,021.2	$2,021.6

(1)	Includes an unamortized bond issue premium of $8.0 million and $8.3 million at June 28, 2008 and March 31, 2008, respectively.

As of June 28, 2008, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the LIBOR Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.00% plus the LIBOR Rate or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at June 28, 2008 was 5.84%. As of June 28, 2008, the remaining mandatory principal pre-payments on both the term loan B1 and B2 facilities are $1.2 million and $10.5 million, respectively. The Company has fulfilled all mandatory principal repayments on the B1 facility through March 31, 2013. Principal quarterly pre-payments of $0.5 million on the B2 facility are scheduled to be made at the end of each calendar quarter beginning on June 30, 2008 through June 30, 2013.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the LIBOR Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on the revolver as of June 28, 2008 or March 31, 2008. However, $29.2 million and $31.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at June 28, 2008 and March 31, 2008, respectively

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of June 28, 2008, the senior secured bank leverage ratio was 1.61 to 1.00.

At June 28, 2008 and March 31, 2008, the Company had additional debt of $3.3 million and $3.4 million, respectively, comprised primarily of capital lease obligations and borrowings at various foreign subsidiaries.

Account Receivable Securitization Program

On September 26, 2007, three wholly-owned domestic subsidiaries entered into an accounts receivable securitization program (the “AR Securitization Program” or the “Program”) whereby they continuously sell substantially all of their domestic trade accounts receivables to a wholly-owned bankruptcy remote special purpose subsidiary (the “SPV”) for cash and subordinated notes. The Receivables Sales and Servicing Agreement entered into between Rexnord Industries, LLC and the SPV provides for the purchase and servicing of such receivables. The SPV in turn may obtain revolving loans and letters of credit from General Electric Capital Corporation (“GECC”) pursuant to a five year revolving loan agreement. The maximum borrowing amount under the Receivables Financing and Administration Agreement is $100 million, subject to certain borrowing base limitations related to the amount and type of receivables owned by the SPV. All of the receivables purchased by the SPV are pledged as collateral for revolving loans and letters of credit obtained from GECC under the Receivables Financing and Administration Agreement.

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in the consolidated statement of operations if revolving loans or letters of credit are obtained under the Receivables Financing and Administration Agreement.

Borrowings under the Receivables Financing and Administration Agreement bear interest at a rate equal to LIBOR plus an applicable margin, which at June 28, 2008 was 1.35%. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis. At June 28, 2008, the Company had no outstanding borrowings under the Program. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of June 28, 2008, the Company was in compliance with all applicable covenants and performance ratios.

9. Financial Instruments

The Company selectively uses interest rate collars and swaps and foreign exchange forward contracts to manage interest rate and foreign currency risks. The use of the derivatives is restricted to those intended for hedging purposes.

In February 2008, the Company entered into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany cash flows expected to occur within the current fiscal year. The remaining forward contracts expire between July 29, 2008 and March 27, 2009 and have a notional amount of 25.4 million Canadian dollars (“CAD”) ($25.3 million United States dollars (“USD”)) and contract rates ranging from $1 CAD:$0.9988 USD to $1CAD:$0.9931 USD. These foreign exchange forward contracts have not been accounted for as effective cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and as such are marked to market through earnings. At June 28, 2008, the Company recorded the fair value of these contracts of $0.2 million within other current assets and recorded $0.7 million of other expense during the quarter ended June 28, 2008. The Company recorded $1.8 million of other expense during the quarter ended June 30, 2007 related to existing foreign exchange forward contracts in place at June 30, 2007.

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS 133. The negative fair value of these interest rate derivatives totaled $4.9 million at June 28, 2008 and has been recorded on the Company’s condensed consolidated balance sheets as an other long-term liability with the corresponding offset recorded as a component of accumulated other comprehensive income, net of tax.

10. Fair Value Measurements

As further discussed in Note 1, the Company adopted SFAS 157, effective April 1, 2008. While SFAS 157 does not expand the use of fair value measurements in any new circumstance, it applies to several current accounting standards that require or permit measurement of assets and liabilities at fair value. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about the assumptions a market participant would use.

In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

•	Level 1- Quoted prices for identical instruments in active markets.

•

Level 2- Quoted prices for similar instruments; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable.

•	Level 3- Model-derived valuations in which one or more inputs or value-drivers are both significant to the fair value measurement and unobservable.

If applicable, the Company uses quoted market prices in active markets to determine fair value, and therefore classifies such measurements within Level 1. In some cases where market prices are not available, the Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters. These measurements are classified within Level 3 if they use significant unobservable inputs.

The Company’s fair value measurements which are impacted by SFAS 157 include:

Interest Rate Collar and Swap

The fair value of interest rate swap and collar derivatives is primarily based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.

Foreign exchange forward contracts

The fair value of foreign exchange forward contracts is based on a pricing model that utilizes the differential between the contract price and the market-based forward rate as applied to fixed future deliveries of Canadian dollars (for United States dollars) at pre-designated settlement dates.

The Company endeavors to utilize the best available information in measuring fair value. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of June 28, 2008 (in millions):

	Fair Value as of June 28, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts (1)	$—	$0.2	$—	$0.2

Total assets at fair value	$—	$0.2	$—	$0.2

Liabilities:
Interest rate collar and swap (2)	$—	$4.9	$—	$4.9

Total liabilities at fair value	$—	$4.9	$—	$4.9

(1)	The foreign exchange forward contracts are included in other current assets on the condensed consolidated balance sheets.
(2)	The interest rate collar and swap are included in other long-term liabilities on the condensed consolidated balance sheets.

11. Commitments and Contingencies

Warranties:

The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	First Quarter Ended
	June 28, 2008	June 30, 2007
Balance at beginning of period	$6.8	$4.2
Charged to operations	0.1	1.0
Claims settled	(0.7)	(0.6)

Balance at end of period	$6.2	$4.6

Contingencies:

The Company’s entities are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers’ compensation, intellectual property claims and environmental matters. The Company establishes reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions either individually, or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In connection with the Carlyle acquisition in November 2002, Invensys plc has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are not subject to any time limitations and are subject to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•

In 2002, Rexnord Industries, LLC (formerly known as Rexnord Corporation) (“Rexnord Industries”) was named as a Potentially Responsible Party, or PRP, together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency, or USEPA, and the Illinois Environmental Protection Agency, or IEPA. Rexnord Industries’ Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from our property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site. In support of the USEPA and IEPA, in July 2004 the Illinois Attorney General filed a lawsuit (State of Illinois v. Precision et al.) in the Circuit Court of DuPage County, Illinois against Rexnord Industries and the other PRP companies seeking an injunction, the provision of potable water to approximately 800 homes, further investigation of the alleged contamination, reimbursement of certain costs incurred by the state and assessment of a monetary penalty. In August 2003, several PRPs, including Rexnord Industries, entered into an Administrative Order by Consent, or AOC, with the USEPA, IEPA and State of Illinois et al. The AOC has resolved a significant portion of the State of Illinois lawsuit, in which a tentative settlement has been reached. Rexnord Industries has been notified by the USEPA that an expanded Site investigation is required. Rexnord Industries’ allocated share of future costs related to the Site, including for investigation and/or remediation, could be significant.

The ultimate outcome of the Ellsworth investigation and related litigation cannot presently be determined; however, management believes the Company has meritorious defenses to these matters. Pursuant to its indemnity obligation, Invensys is defending the Company in these matters and has paid 100% of the related costs to date. To provide additional protection, the Company has brought several indemnification suits against previous property owners who retained certain environmental liabilities associated with its property, and is also involved in litigation with its insurance companies for a declaration of coverage. These suits are progressing in accordance with the respective court’s scheduling order.

•

Approximately 700 lawsuits (with approximately 6,950 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary has been named as a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,700 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. To date, the Company’s insurance providers have paid 100% of the costs related to the Prager lawsuits. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these suits.

In connection with the Falk acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk, through its successor entity, is a defendant in approximately 150 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 2,230 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation.

As of June 28, 2008, Zurn and an average of 113 other unrelated companies were defendants in approximately 6,000 asbestos related lawsuits representing approximately 45,000 claims. The suits allege damages in an aggregate amount of approximately $14.2 billion against all defendants. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

The Company currently estimates the potential liability for asbestos-related claims pending against Zurn as well as the claims expected to be filed in the next ten years is approximately $134.0 million, of which Zurn expects to pay approximately $116.0 million in the next ten years on such claims, with the balance of the estimated liability being paid in subsequent years. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of defense strategies and settlement initiatives. As a result, Zurn’s actual liability could differ from the estimate described herein. Further, while this current asbestos liability is based on an estimate of claims through the next ten years, such liability may continue beyond that time frame, and such liability could be substantial.

Management estimates that its available insurance to cover its potential asbestos liability as of June 28, 2008, is approximately $280.5 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $204.5 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $280.5 million of coverage, management estimates that it would need to satisfy an additional $80 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of June 28, 2008, the Company recorded a receivable from its insurance carriers of $134.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $280.5 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $280.5 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of the Company’s carriers.

As of the date of this filing, subsidiaries, Zurn Pex, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in nine lawsuits in various U.S. federal courts (MN, ND, CO, NC, MT and VA). The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. The Company believes it has insurance coverage in excess of $100 million, subject, however, to policy terms and conditions, and deductibles. While the Company intends to vigorously defend itself in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on the Company.

12. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	First Quarter Ended
	June 28, 2008	June 30, 2007
Pension Benefits:
Service cost	$1.2	$1.3
Interest cost	8.8	8.3
Expected return on plan assets	(12.5)	(12.1)
Amortization of:
Prior service cost	0.1	0.1

Net periodic benefit cost (income)	$(2.4)	$(2.4)

Other Postretirement Benefits:
Service cost	$0.1	$0.1
Interest cost	0.8	0.8

Net periodic benefit cost	$0.9	$0.9

In the first quarter of fiscal 2009 and 2008, the Company made contributions of $0.6 million and $1.6 million, respectively, to its U.S. qualified pension plan trusts. On April 1, 2008, the Company adopted the measurement date provisions of SFAS 158. The impact of the adoption was an increase in total liabilities of $1.3 million, an increase in total assets of $3.5 million, an increase in deferred tax liabilities of $0.9 million and an increase in retained earnings, net of tax, of $1.3 million.

13. Stock Options

As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the acquisition of the Company by Apollo Management, L.P. (“Apollo”) on July 21, 2006, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of June 28, 2008, 539,242 of these rollover stock options remain outstanding.

In connection with the acquisition of the Company by Apollo on July 21, 2006, the Board of Directors of Rexnord Holdings also adopted, and stockholders approved, the 2006 Stock Option Plan of Rexnord Holdings, Inc. (the “Option Plan”). Persons eligible to receive options under the Option Plan include officers, employees or directors of Rexnord Holdings or any of its subsidiaries and certain consultants and advisors to Rexnord Holdings or any of its subsidiaries. The maximum number of shares of Rexnord Holdings common stock that may be issued or transferred pursuant to options under the Option Plan equals 2,700,000 shares (excluding rollover options mentioned above). Approximately 50% of the options granted under the Option Plan vest ratably over five years from the date of grant; the remaining fifty percent of the options are eligible to vest based on the Company’s achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets and debt repayment targets for fiscal years 2007 through 2014.

The fair value of each option granted under the Option Plan during the first quarter ended June 28, 2008 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 28%

based on the expected volatilities of publicly-traded companies within the Company’s industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 3.76% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 44,900 options granted under the Option Plan between April 1, 2008 and June 28, 2008 was $16.01.

For the quarter ended June 28, 2008 and June 30, 2007, the Company recorded $1.8 million of stock-based compensation expense. As of June 28, 2008, there was $23.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 3.4 years.

The following table presents the Company’s stock option activity during the first quarter of fiscal 2009:

	Period from April 1, 2008 through June 28, 2008
	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	2,795,887	$17.47
Granted	44,900	40.00
Exercised	—	—
Canceled/Forfeited	(1,185)	19.94

Outstanding at end of period (1)(2)	2,839,602	$17.82

Exercisable at end of period (3)	955,827	$12.71

(1)	Includes 539,242 roll-over options.
(2)	The weighted average remaining contractual life of options outstanding at June 28, 2008 is 8.4 years.
(3)	The weighted average remaining contractual life of options exercisable at June 28, 2008 is 8.2 years.

14. Business Segment Information

The results of operations are reported in two business segments, consisting of the Power Transmission platform and the Water Management platform. The Power Transmission platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction equipment, chemicals, energy, food and beverage, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management platform manufactures professional grade specification plumbing, water treatment and waste water control products serving the commercial, institutional, civil, municipal, hydropower and public water works construction markets.

The financial information of the Company’s segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company’s Board of Directors. Management evaluates the performance of each business segment based on its operating results.

In the second quarter of fiscal 2008, the Company recast the presentation of its operating segments to segregate certain general and administrative corporate costs that are not directly attributable to either operating segment. These general and administrative costs are presented within the “Corporate” caption of the following disclosure. The results for the quarter ending June 30, 2007 have been conformed to reflect this change.

Business Segment Information:

(In Millions)

	First Quarter Ended
	June 28, 2008	June 30, 2007
Net sales
Power Transmission	$340.6	$309.8
Water Management	155.5	138.4

Consolidated	$496.1	$448.2

Income (loss) from operations
Power Transmission	$46.0	$43.1
Water Management	23.1	20.0
Corporate	(5.8)	(4.0)

Consolidated	$63.3	$59.1

Non-operating expense:
Interest expense, net	(44.5)	(49.0)
Other expense, net	(2.2)	(2.9)

Income before income taxes	16.6	7.2
Provision for income taxes	7.5	4.8

Net income	$9.1	$2.4

Depreciation and Amortization
Power Transmission	$20.1	$20.2
Water Management	7.0	6.8

Consolidated	$27.1	$27.0

Capital Expenditures
Power Transmission	$10.0	$7.9
Water Management	1.0	0.4

Consolidated	$11.0	$8.3

	June 28, 2008	March 31, 2008
Total Assets
Power Transmission	$2,496.2	$2,477.0
Water Management	1,262.2	1,265.9
Corporate	59.8	62.3

Consolidated	$3,818.2	$3,805.2

15. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company at June 28, 2008 and March 31, 2008 and for the quarter ended June 28, 2008 and June 30, 2007 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

June 28, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$126.4	$24.6	$—	$151.0
Receivables, net	—	217.5	87.0	—	304.5
Inventories, net	—	302.0	72.0	—	374.0
Other current assets	—	15.2	16.2	—	31.4

Total current assets	—	661.1	199.8	—	860.9

Receivable from (payable to) affiliates, net	24.7	23.0	(47.7)	—	—
Property, plant and equipment, net	—	343.2	96.3	—	439.5
Intangible assets, net	—	848.7	22.9	—	871.6
Goodwill	—	1,149.3	181.8	—	1,331.1
Investment in:
Guarantor subsidiaries	2,001.4	—	—	(2,001.4)	—
Non-guarantor subsidiaries	—	627.8	—	(627.8)	—
Insurance for asbestos claims	—	134.0	—	—	134.0
Pension assets	—	108.5	0.3	—	108.8
Other assets	59.5	7.6	5.2	—	72.3

Total assets	$2,085.6	$3,903.2	$458.6	$(2,629.2)	$3,818.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.2	$0.7	$—	$2.9
Trade payables	—	116.7	46.1	—	162.8
Income taxes payable	0.1	(1.3)	5.8	—	4.6
Deferred income taxes	8.9	3.2	(0.9)	—	11.2
Compensation and benefits	—	39.9	15.5	—	55.4
Current portion of pension obligation	—	0.3	2.8	—	3.1
Current portion of postretirement obligation	—	3.5	—	—	3.5
Interest payable	58.3	0.1	—	—	58.4
Other current liabilities	1.5	68.0	24.1	—	93.6

Total current liabilities	70.8	230.6	94.1	—	395.5

Long-term debt	2,018.8	0.7	1.7	—	2,021.2
Note (receivable from) payable to affiliates, net	(952.7)	1,302.3	(349.6)	—	—
Pension obligations	—	17.7	50.1	—	67.8
Postretirement benefit obligations	—	50.1	—	—	50.1
Deferred income taxes	158.7	150.2	15.4	—	324.3
Reserve for asbestos claims	—	134.0	—	—	134.0
Other liabilities	28.8	16.2	19.1	—	64.1

Total liabilities	1,324.4	1,901.8	(169.2)	—	3,057.0
Total stockholders’ equity	761.2	2,001.4	627.8	(2,629.2)	761.2

Total liabilities and stockholders’ equity	$2,085.6	$3,903.2	$458.6	$(2,629.2)	$3,818.2

Condensed Consolidating Balance Sheet

March 31, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$100.2	$41.7	$—	$141.9
Receivables, net	—	206.0	82.5	—	288.5
Inventories, net	—	304.5	65.8	—	370.3
Other current assets	—	18.3	16.7	—	35.0

Total current assets	—	629.0	206.7	—	835.7

Receivable from (payable to) affiliates, net	24.7	27.2	(51.9)	—	—
Property, plant and equipment, net	—	346.2	97.1	—	443.3
Intangible assets, net	—	861.0	22.9	—	883.9
Goodwill	—	1,150.0	181.7	—	1,331.7
Investment in:
Guarantor subsidiaries	1,970.5	—	—	(1,970.5)	—
Non-guarantor subsidiaries	—	618.9	—	(618.9)	—
Insurance for asbestos claims	—	134.0	—	—	134.0
Pension assets	—	101.5	0.3	—	101.8
Other assets	62.1	8.2	4.5	—	74.8

Total assets	$2,057.3	$3,876.0	$461.3	$(2,589.4)	$3,805.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.2	$0.7	$—	$2.9
Trade payables	—	121.5	57.1	—	178.6
Income taxes payable	0.4	(1.6)	6.0	—	4.8
Deferred income taxes	8.6	4.1	(1.0)	—	11.7
Compensation and benefits	—	54.8	16.5	—	71.3
Current portion of pension obligation	—	0.3	2.7	—	3.0
Current portion of postretirement obligation	—	3.6	—	—	3.6
Interest payable	27.2	0.1	0.1	—	27.4
Other current liabilities	0.8	74.4	20.6	—	95.8

Total current liabilities	39.0	257.4	102.7	—	399.1

Long-term debt	2,019.1	0.7	1.8	—	2,021.6
Note (receivable from) payable to affiliates, net	(936.0)	1,283.4	(347.4)	—	—
Pension obligations	—	18.3	50.7	—	69.0
Postretirement benefit obligations	—	49.5	—	—	49.5
Deferred income taxes	157.1	145.6	15.5	—	318.2
Reserve for asbestos claims	—	134.0	—	—	134.0
Other liabilities	33.5	16.6	19.1	—	69.2

Total liabilities	1,312.7	1,905.5	(157.6)	—	3,060.6
Total stockholders’ equity	744.6	1,970.5	618.9	(2,589.4)	744.6

Total liabilities and stockholders’ equity	$2,057.3	$3,876.0	$461.3	$(2,589.4)	$3,805.2

Condensed Consolidating Statement of Operations

Three Months Ended June 28, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$390.3	$124.6	$(18.8)	$496.1
Cost of sales	—	264.4	88.6	(18.8)	334.2

Gross profit	—	125.9	36.0	—	161.9

Selling, general and administrative expenses	—	66.7	19.4	—	86.1
Amortization of intangible assets	—	12.4	0.1	—	12.5

Income from operations	—	46.8	16.5	—	63.3

Nonoperating income (expense):
Interest expense, net:
To third parties	(44.6)	0.4	(0.3)	—	(44.5)
To affiliates	28.0	(25.0)	(3.0)	—	—
Other, net	(0.8)	2.1	(3.5)	—	(2.2)

Income (loss) before income taxes	(17.4)	24.3	9.7	—	16.6
Provision (benefit) for income taxes	(2.2)	6.8	2.9	—	7.5

Income (loss) before equity in earnings of subsidiaries	(15.2)	17.5	6.8	—	9.1
Equity in earnings of subsidiaries	24.3	6.8	—	(31.1)	—

Net income	$9.1	$24.3	$6.8	$(31.1)	$9.1

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$356.1	$109.1	$(17.0)	$448.2
Cost of sales	—	243.8	79.4	(17.0)	306.2

Gross profit	—	112.3	29.7	—	142.0

Selling, general and administrative expenses	—	60.1	18.0	—	78.1
Loss on Canal Street accident, net	—	(8.1)	—	—	(8.1)
Amortization of intangible assets	—	12.8	0.1	—	12.9

Income from operations	—	47.5	11.6	—	59.1

Nonoperating income (expense):
Interest expense:
To third parties	(49.2)	0.6	(0.4)	—	(49.0)
To affiliates	27.7	(25.4)	(2.3)	—	—
Other, net	(0.8)	1.8	(3.9)	—	(2.9)

Income (loss) before income taxes	(22.3)	24.5	5.0	—	7.2
Provision (benefit) for income taxes	(2.0)	4.2	2.6	—	4.8

Income (loss) before equity in earnings of subsidiaries	(20.3)	20.3	2.4	—	2.4
Equity in earnings of subsidiaries	22.7	2.4	—	(25.1)	—

Net income	$2.4	$22.7	$2.4	$(25.1)	$2.4

Condensed Consolidating Statement of Cash Flows

Three months Ended June 28, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$9.1	$24.3	$6.8	$(31.1)	$9.1
Noncash adjustments	(22.0)	20.0	3.3	31.1	32.4
Changes in operating assets and liabilities, including intercompany activity	12.9	(10.2)	(25.3)	—	(22.6)

Cash provided by (used for) operating activities	—	34.1	(15.2)	—	18.9

Investing activities
Expenditures for property, plant and equipment	—	(8.8)	(2.2)	—	(11.0)
Proceeds from surrender of life insurance policies		0.9			0.9

Cash used for investing activities	—	(7.9)	(2.2)	—	(10.1)

Financing activities
Repayments of long-term debt	—	—	(0.1)	—	(0.1)

Cash used for financing activities	—	—	(0.1)	—	(0.1)
Effect of exchange rate changes on cash	—	—	0.4	—	0.4

Increase (decrease) in cash	—	26.2	(17.1)	—	9.1
Cash at beginning of period	—	100.2	41.7	—	141.9

Cash at end of period	$—	$126.4	$24.6	$—	$151.0

Condensed Consolidating Statement of Cash Flows

Three months Ended June 30, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2.4	$22.7	$2.4	$(25.1)	$2.4
Noncash adjustments	(20.4)	24.7	3.1	25.1	32.5
Changes in operating assets and liabilities, including intercompany activity	38.3	(32.3)	(7.4)	—	(1.4)

Cash provided by (used for) operating activities	20.3	15.1	(1.9)	—	33.5

Investing activities
Expenditures for property, plant and equipment	—	(6.8)	(1.5)	—	(8.3)

Cash used for investing activities	—	(6.8)	(1.5)	—	(8.3)

Financing activities
Repayments of long-term debt	(20.0)	—	(0.1)	—	(20.1)
Payment of financing fees	(0.3)	—	—	—	(0.3)

Cash used for financing activities	(20.3)	—	(0.1)	—	(20.4)
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)

Increase (decrease) in cash	—	8.3	(3.6)	—	4.7
Cash at beginning of period	—	32.2	23.9	—	56.1

Cash at end of period	$—	$40.5	$20.3	$—	$60.8

16. Subsequent Event

On July 18, 2008, Rexnord Holdings, the ultimate parent company of RBS Global, Inc. and Rexnord LLC filed a Registration Statement on Form S-1 (the “Registration Statement”) relating to an initial public offering of shares of Rexnord Holdings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 28, 2008 and during the period from April 1, 2008 through June 28, 2008, there has been no material change to this information.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 were effective for the Company as of April 1, 2008. However, FSP FAS 157-2 deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 on April 1, 2008; see Note 10 to the condensed consolidated financial statements for disclosures required under SFAS 157. The Company has also elected a partial deferral of SFAS 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating nonfinancial assets and liabilities.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS 158 also requires companies to measure the funded status of plans as of the date of the Company’s fiscal year end. The Company adopted the funding and disclosure requirements of SFAS 158 as of March 31, 2008. The measurement provisions of SFAS 158 were adopted on April 1, 2008. Upon adoption, the Company recorded an increase to retained earnings of $2.2 million ($1.3 million, net of tax).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 became effective for the Company as of April 1, 2008, however, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities under the scope of SFAS 159.

Fiscal Year

The Company’s fiscal year ends on March 31. Throughout this MD&A we refer to the period from April 1, 2008 through June 28, 2008 as the “first quarter of fiscal 2009” or the “first quarter ended June 28, 2008.” Similarly we refer to the period from April 1, 2007 through June 30, 2007 as the “first quarter of fiscal 2008” or the “first quarter ended June 30, 2007.”

Results of Operations

General

We believe we are a leading, global, diversified, multi-platform industrial company strategically well positioned within the markets and industries we serve. Currently, our business is comprised of two strategic platforms: (i) Power Transmission, which produces gears, couplings, industrial bearings, aerospace bearings and seals, flattop, special components and industrial chain and conveying equipment, and (ii) Water Management, which produces professional grade specification plumbing, water treatment and waste water control products. Our strategy is to build the Company around multi-billion dollar, global strategic platforms that participate in end markets with above average growth characteristics where we are, or have the opportunity to become, the industry leader. We have successfully completed and integrated several acquisitions and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we anticipate adding additional strategic platforms to our company. We believe that we have the broadest portfolio of highly engineered, mission and project critical Power Transmission products in the industrial and aerospace end markets, including gears, couplings, industrial bearings, flattop, aerospace bearings and seals, special components and industrial chain. Our Power Transmission products are used in the plants and equipment of companies in diverse end market industries, including aerospace, cement and aggregates, construction, energy, food and beverages and forest and wood products. Our Power Transmission products are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. We have a significant installed base of Power Transmission products comprised primarily of components that are consumed or worn out in use and that have a predictable replacement cycle. Our Water Management products include professional grade specification plumbing, water treatment and waste water control products. The demand for our Water Management products is primarily driven by new infrastructure, commercial and residential construction. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California, the National Sanitation Foundation or the American Water Works Association, prior to the commercialization of our products.

Although our results of operations are dependent on general economic conditions, we believe our significant installed base generates aftermarket sales that may partially mitigate the impact of economic downturns on our results of operations. Due to the similarity of our products across our portfolio of products, historically we have not experienced significant changes in gross margins due to changes in sales product mix or sales channel mix.

The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 (“MD&A”), of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

The GA Acquisition

On January 31, 2008, we utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA Industries, Inc. is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly owned subsidiary, is a leader in the design and manufacturer of butterfly valves, sluice/slide gates, cone valves and actuation systems. The operating results of GA have been included in our reported results of operations since February 1, 2008.

Consolidated Overview

Net sales for the first quarter of fiscal 2009 increased by $47.9 million, or 10.7%, over the comparable period in the prior year. The majority of our net sales growth in the quarter was driven by strength in our Power Transmission platform end markets of mining, energy and cement coupled with strong demand for our aerospace products. Our Water Management platform also posted solid year-over-year net sales growth, primarily due to the January 31, 2008 acquisition of GA. In addition to our net sales growth, orders in the first quarter of fiscal 2009 grew by 12.7% over the comparable period in the prior year, resulting in a $41.4 million, or 7.7%, increase in our backlog from March 31, 2008. Our backlog as of June 28, 2008 was approximately $582 million.

Income from operations in the first quarter of fiscal 2009 increased by 7.1% to $63.3 million, or 12.8% of net sales, compared to $59.1 million, or 13.2% of sales, in the prior year first quarter which included an $8.1 million gain recorded as a result of the Canal Street facility accident. Excluding the impact of the $8.1 million Canal Street gain, income from operations would have increased by $12.3 million, or 24.1%, and income from operations as a percent of net sales would have improved by 140 basis points to 12.8%.

First Quarter Ended June 28, 2008 Compared with the First Quarter Ended June 30, 2007:

Net Sales

(in Millions)

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	% Change
Power Transmission	$340.6	$309.8	$30.8	9.9%
Water Management	155.5	138.4	17.1	12.4%

Consolidated	$496.1	$448.2	$47.9	10.7%

Power Transmission

Power Transmission net sales increased by $30.8 million, or 9.9%, from $309.8 million in the quarter ended June 30, 2007 to $340.6 million in the quarter ended June 28, 2008. Foreign currency fluctuations favorably impacted sales by approximately $13.9 million, or 4.5%, during the quarter as the Euro, and other currencies, strengthened against the U.S. dollar compared to the prior period. Excluding foreign currency fluctuations and the impact of our fiscal 2008 divestiture of Rexnord SAS, year-over-year sales growth of approximately 7.2% is attributable to a continuation of strong global demand in our Power Transmission end markets of mining, energy and cement as well as aerospace.

Water Management

Water Management net sales increased by $17.1 million, or 12.4%, from $138.4 million in the quarter ended June 30, 2007 to $155.5 million in the quarter ended June 28, 2008 primarily due to the January 31, 2008 acquisition of GA. This sales increase was driven by strong institutional and commercial construction end-market demand offset by a decline in sales to the residential construction market when compared to the prior year first quarter.

Income from Operations

(in Millions)

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	% Change
Power Transmission	$46.0	$43.1	$2.9	6.7%
% of net sales	13.5%	13.9%	-0.4%
Water Management	23.1	20.0	3.1	15.5%
% of net sales	14.9%	14.5%	0.4%
Corporate	(5.8)	(4.0)	(1.8)	45.0%

Consolidated	$63.3	$59.1	$4.2	7.1%
% of net sales	12.8%	13.2%	-0.4%

Power Transmission

Power Transmission income from operations in the first quarter of fiscal 2009 was $46.0 million, an increase of $2.9 million, or 6.7%, over the first quarter of fiscal 2008. As a percent of net sales, operating income decreased 40 basis points from 13.9% in the quarter ended June 30, 2007 to 13.5% in the quarter ended June 28, 2008. The comparability of our income from operations is affected by the $8.1 million gain recorded in the prior period as a direct result of the accident at our Canal Street facility. Excluding this gain, income from operations would have increased $11.0 million, or 31.4%, and income from operations as a percent of sales would have increased 220 basis points compared to the prior period. Other items contributing to this increase (excluding the Canal Street gain) include: the earnings contribution on $30.8 million of higher net sales and on-going operational improvements and cost reductions driven by our Rexnord Business System (“RBS”) processes, partially offset by raw material price inflation.

Water Management

Water Management income from operations increased by $3.1 million, or 15.5%, from $20.0 million in the quarter ended June 30, 2007 to $23.1 million in the quarter ended June 28, 2008. Income from operations as a percent of net sales increased 40 basis points from 14.5% in the quarter ended June 30, 2007 to 14.9% in the quarter ended June 28, 2008. The increase in income from operations as a percentage of net sales is primarily due to a $1.1 million reduction in the net expense associated with fair value inventory adjustments, net of LIFO adjustments, recorded in the first quarter of fiscal 2009 compared to the prior year first quarter and on-going operational improvements and cost reductions driven by our RBS processes. This favorability was partially offset by an increase in selling, general and administrative expenses tied to infrastructure and commercial construction end-market sales growth as well as the inclusion of GA in the first quarter of fiscal 2009 as GA currently has slightly lower margins than our other Water Management businesses.

Corporate

Corporate expenses increased by $1.8 million, or 45.0%, from $4.0 million in the quarter ended June 30, 2007 to $5.8 million in the quarter ended June 28, 2008. This increase was primarily the result of higher staffing levels as well as incremental professional fees in support of strategic growth opportunities.

Interest Expense, net

Interest expense, net was $44.5 million in the first quarter of fiscal 2009 compared to $49.0 million in the first quarter of fiscal 2008. The decrease in interest expense is a result of reduced borrowing costs on our variable rate debt.

Other Expense, net

Other expense, net was $2.2 million in the first quarter of fiscal 2009 and includes $1.1 million of foreign currency transaction losses, a $0.3 million loss on dispositions of fixed assets, $0.8 million of management fee expenses, $0.2 million of losses related to unconsolidated affiliates and $0.2 million of other income. Other expense, net was $2.9 million in the first quarter of fiscal 2008 and includes $2.5 million of foreign currency transaction losses, a $0.1 million loss on dispositions of fixed assets, $0.8 million of management fee expenses, $0.2 million of equity in earnings of unconsolidated affiliates and $0.3 million of other income.

Provision for income taxes

The provision for income taxes was $7.5 million in the first quarter of fiscal 2009 compared to $4.8 million in the first quarter of fiscal 2008. Our effective income tax rate for the first quarter of fiscal 2009 was 45.2% versus 66.7% in the first quarter of fiscal 2008. The effective tax rate for the first quarter of fiscal 2009 includes an accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more likely than not. Similarly, the high effective tax rate in the first quarter of fiscal 2008 was due to the effect of the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance for foreign tax credits generated for which the realization of such benefits was not deemed more likely than not. However, the higher effective income tax rate for the first quarter of fiscal 2008 compared with the first quarter of fiscal 2009 is a result of the relatively lower amount of pre-tax income recognized during such periods of fiscal 2008 as compared with fiscal 2009.

Net Income

Our net income for the first quarter of fiscal 2009 was $9.1 million compared to net income of $2.4 million in the first quarter of fiscal 2008 due to the factors described above.

Liquidity and Capital Resources

Our primary source of liquidity is available cash, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our $100.0 million accounts receivable securitization program. As of June 28, 2008, we had $151.0 million of cash and approximately $220.8 million of additional borrowings available to us (there were no borrowings outstanding under the revolving credit facility or the accounts receivable securitization program, however, $29.2 million of the revolving credit facility was utilized in connection with outstanding letters of credit). Both the revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

Net cash provided by operating activities in the first quarter of fiscal 2009 was $18.9 million compared to $33.5 million in the first quarter of fiscal 2008, which included $10.0 million of insurance proceeds related to the Canal Street facility accident. Excluding these insurance proceeds, the remaining change in cash flow from operations was primarily due to a $6.7 million increase in net income, offset by a $15.0 million increase in trade working capital (accounts receivable, inventories and accounts payable) in the first quarter of fiscal 2009 compared to the prior year. The trade working capital use of cash was primarily driven by an increase in accounts receivable due to the timing of shipments in the first quarter of fiscal 2009 compared to the prior year.

Cash used for investing activities was $10.1 million in the first quarter of fiscal 2009 compared to $8.3 million in the first quarter of fiscal 2008. The incremental year-over-year use in investing activities is due to increased capital expenditures primarily related to the construction of a new gear service and sales center in New Orleans, Louisiana. During the quarter ending June 28, 2008, the Company also received cash surrender proceeds of $0.9 million related to the termination of life insurance policies, which were acquired with the acquisition of GA.

Cash used for financing activities was $0.1 million in the first quarter of fiscal 2009 compared to a use of $20.4 million in the first quarter of fiscal 2008. Cash used of $0.1 million in 2009 represents payments on borrowings at various foreign subsidiaries. Cash used for financing activities in the first quarter of fiscal 2008 consisted of debt repayments of $19.8 million on term loans, other debt repayments of $0.3 million and $0.3 million of financing fee payments.

As of June 28, 2008 we had $2,024.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 28, 2008	Short-term Debt and Current Maturities of Long-Term Debt	Long-term Portion
Term loans	$767.5	$2.0	$765.5
9.50% Senior notes due 2014 (1)	803.0	—	803.0
8.875% Senior notes due 2016	150.0	—	150.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	3.3	0.9	2.4

Total Debt	$2,024.1	$2.9	$2,021.2

(1)	Includes an unamortized bond issue premium of $8.0 million at June 28, 2008.

As of June 28, 2008, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the LIBOR Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.00% plus the LIBOR Rate or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at June 28, 2008 was 5.84%. As of June 28, 2008, the remaining mandatory principal pre-payments on both the term loan B1 and B2 facilities are $1.2 million and $10.5 million, respectively. The Company has fulfilled all mandatory principal repayments on the B1 facility through March 31, 2013. Principal quarterly pre-payments of $0.5 million on the B2 facility are scheduled to be made at the end of each calendar quarter beginning on June 30, 2008 through June 30, 2013.

In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. See further discussion of these interest rate derivatives in Item 3, Interest Rate Risk.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.25% plus the LIBOR Rate, or (ii) 1.25% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). There were no outstanding borrowings on the revolver as of June 28, 2008. However, $29.2 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of June 28, 2008, the senior secured bank leverage ratio was 1.61 to 1.00. We expect to be in compliance with this financial covenant for the foreseeable future.

At June 28, 2008 and March 31, 2008, the Company had additional debt of $3.3 million and $3.4 million, respectively, comprised primarily of capital lease obligations and borrowings at various foreign subsidiaries.

Account Receivable Securitization Program

On September 26, 2007, three wholly-owned domestic subsidiaries entered into an accounts receivable securitization program (the “AR Securitization Program” or the “Program”) whereby they continuously sell substantially all of their domestic trade accounts receivables to a wholly-owned bankruptcy remote special purpose subsidiary (the “SPV”) for cash and subordinated notes. The Receivables Sales and Servicing Agreement entered into between Rexnord Industries, LLC and the SPV provides for the purchase and servicing of such receivables. The SPV in turn may obtain revolving loans and letters of credit from General Electric Capital Corporation (“GECC”) pursuant to a five year revolving loan agreement. The maximum borrowing amount under the Receivables Financing and Administration Agreement is $100 million, subject to certain borrowing base limitations related to the amount and type of receivables owned by the SPV. All of the receivables purchased by the SPV are pledged as collateral for revolving loans and letters of credit obtained from GECC under the Receivables Financing and Administration Agreement.

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in the consolidated statement of operations if revolving loans or letters of credit are obtained under the Receivables Financing and Administration Agreement.

Borrowings under the Receivables Financing and Administration Agreement bear interest at a rate equal to LIBOR plus an applicable margin, which at June 28, 2008 was 1.35%. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis. At June 28, 2008, the Company had no outstanding borrowings under the Program. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of June 28, 2008, the Company was in compliance with all applicable covenants and performance ratios.

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

We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign exchange forward contracts and interest rate collars and swaps to cover known foreign exchange transactions and interest rate volatility.

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency exchange rates relates primarily to our foreign operations. For our foreign operations, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the subsidiaries and the intercompany transactions with the subsidiaries. See “Risk Factors—Our international operations are subject to uncertainties, which could adversely affect our operating results.”

Approximately 25% of our sales originate outside of the United States, with approximately 15% generated from our European operations that use the Euro as their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal period using the average exchange rates in effect during the period. Consequently, as the value of the U.S. Dollar changes relative to the currencies of our major markets, our reported results vary.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal period. The U.S. Dollar continued to weaken during fiscal 2009 relative to many foreign currencies. As of June 28, 2008, stockholders’ equity increased by $1.4 million as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by 10% as of June 28, 2008, the result would have decreased stockholders’ equity by approximately $11.2 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At June 28, 2008, we had outstanding foreign exchange forward contracts for Canadian Dollars with a notional amount of 25.4 million Canadian Dollars entered into to hedge firm and anticipated monthly cash flows through fiscal 2009. These contracts are not designated as hedges for SFAS133 accounting purpose and as such, the outstanding contracts are adjusted to mark-to-market through earnings. The Company believes that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $2.7 million loss due to a write down in the fair value of the outstanding forward contracts as of June 28, 2008.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

As of June 28, 2008, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.5 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the LIBOR Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates: (i) 2.00% plus the LIBOR Rate per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at June 28, 2008 was 5.84%. In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. An increase in the interest rate of 1.00% on our variable rate debt would increase our interest cost by approximately $7.0 million on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Management believes that for the period from April 1, 2008 through June 28, 2008, there have been no material changes to this information. However, certain updates have been made to this information which can be found under the heading “Commitments and Contingencies” in Note 11 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS.

We have identified the following material risks to our business. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. If any of the following risks materialize, our business, financial condition or results of operations could be materially and adversely affected.

Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are a highly leveraged company. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our substantial indebtedness could also have other important consequences with respect to our ability to manage our business successfully, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•

it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our senior secured credit facilities, the indentures governing our senior notes, senior subordinated notes and our other indebtedness;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we will be more highly leveraged than some of our competitors which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

Furthermore, our interest expense could increase if interest rates increase because a portion of the debt under our senior secured credit facilities is unhedged variable-rate debt. Also, we may still incur significantly more debt, which could intensify the risks described above.

The markets in which we sell our products are highly competitive.

We operate in highly fragmented markets within the Power Transmission industry. As a result, we compete against numerous companies. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, and some of our competitors have greater financial and other resources than we do. Competition in our business lines is based on a number of considerations including product performance, cost of transportation in the distribution of our Power Transmission products, brand reputation, quality of client service and support, product availability and price. Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our Power Transmission products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will maintain our competitive position within each of the markets we serve.

Within the Water Management platform, we compete against both large international and national rivals, as well as many regional competitors. Some of our competitors have greater resources than we do. Significant competition in any of the markets in which the Water Management platform operates can result in substantial downward pressure on product pricing and our profit margins, thereby adversely affecting the Water Management financial results. Furthermore, we cannot provide assurance that we will be able to maintain or increase the current market share of our products successfully in the future.

Our business depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could be negatively affected during economic downturns.

Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effect of downturns in economic conditions; however, such programs may be unsuccessful in the event such a downturn occurs. Any sustained weakness in demand or downturn or uncertainty in the economy generally would materially reduce our net sales and profitability.

The demand in the water management industry is influenced by new construction activity, both residential and non-residential, and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond our control, including the overall strength of the U.S. economy (including confidence in the U.S. economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates and interest rates. Any declines in commercial, institutional or residential construction starts or demand for replacement building and home improvement products may impact us in a material adverse manner and there can be no assurance that any such adverse effects would not continue for a prolonged period of time.

Demand for our Water Management products may depend on availability of financing.

Many customers who purchase our Water Management products depend on third-party financing. In recent months there have been significant disruptions in the availability of financing at reasonable terms. Fluctuations in prevailing interest rates affect the availability and cost of financing to our customers. The lack of availability or increased cost of credit could lead to decreased construction which would result in a reduction in demand for our products and have a material adverse effect on our Water Management business, financial condition, results of operations or cash flows.

The loss of any significant customer could adversely affect our business.

We have certain customers that are significant to our business. During fiscal 2008, our top 20 customers accounted for approximately 35% of our consolidated net sales, and our top customer, Motion Industries, Inc., accounted for 8.1% of our consolidated net sales. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increases in the cost of our raw materials, in particular bar steel, brass, castings, copper, forgings, high-performance engineered plastic, plate steel, resin, sheet steel and zinc, or the loss of a substantial number of our suppliers could adversely affect our financial health.

We depend on third parties for the raw materials used in our manufacturing processes. We generally purchase our raw materials on the open market on a purchase order basis. In the past, these contracts generally have had one-to-five year terms and have contained competitive and benchmarking clauses intended to ensure competitive pricing. While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and delays in the delivery of our raw materials. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity. We are also significantly affected by the cost of natural gas used for fuel and the cost of electricity. Natural gas and electricity prices have historically been volatile, particularly in California where we have a significant manufacturing presence.

We do not typically enter into hedge transactions to reduce our exposure to price risks and cannot assure you that we would be successful in passing on any attendant costs if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into our purchasing contracts for our larger commodities, our business operations could be disrupted and our profitability could be impacted in a material adverse manner.

We rely on independent distributors. Termination of one or more of our relationships with any of those independent distributors or an increase in the distributors’ sales of our competitors’ products could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition to our own direct sales force, we depend on the services of independent distributors to sell our Power Transmission products and provide service and aftermarket support to our customers. For fiscal 2008, approximately 20% of our Power Transmission net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 11.1% of Power Transmission net sales. We rely on an extensive distribution network, with over 2,200 distributor locations nationwide. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the Power Transmission industry. Industrial distributors play a significant role in determining which of our Power Transmission products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business, offer competitors’ products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a short notice period. The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors’ sales of our competitors’ products to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows. Within Water Management, we depend on a network of several hundred independent sales representatives and approximately 70 third-party warehouses to distribute our products, subjecting us to similar risks. For fiscal year 2008, approximately 31% of our Water Management net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 22% of Water Management net sales.

We could be adversely affected if any of our significant customers default in their obligations to us.

Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the current general economic environment. If a customer defaults on its obligations to us, it could have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers’ needs in the industries we serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to these criteria. We cannot assure you that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Furthermore, we cannot assure you that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage.

If we lose certain of our key sales, marketing or engineering personnel, our business may be adversely affected.

Our success depends on our ability to recruit, retain and motivate highly-skilled sales, marketing and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could materially suffer. In addition, we cannot assure you that these individuals will continue their employment with us. If any of these key personnel were to leave our company, it could be difficult to replace them, and our business could be materially harmed.

We may incur significant costs for environmental compliance and/or to address liabilities under environmental laws and regulations.

Our operations and facilities are subject to extensive laws and regulations related to pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental, health and safety laws and regulations, or the interpretation or enforcement thereof become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Some environmental laws and regulations, including the federal Superfund law, impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties, or PRPs, for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and/or cleanup of known or potential contamination at several of our current and former facilities and have been named as a PRP at several third party Superfund sites. The discovery of additional contamination, the imposition of more stringent cleanup requirements, disputes with our insurers or the insolvency of other responsible parties could require significant expenditures by us in excess of our current reserves. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not currently applicable to our operating facilities. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or groundwater at our current or former facilities. Significant costs could be incurred in connection with such liabilities.

We believe that, subject to various terms and conditions, we have certain indemnification protection from Invensys plc (“Invensys”) with respect to certain environmental liabilities that may have occurred prior to the acquisition by Carlyle (the “Carlyle acquisition”) of the capital stock of 16 entities comprising the Rexnord group of Ivensys, including certain liabilities associated with our Downers Grove, Illinois facility and with personal injury claims for alleged exposure to hazardous materials. We also believe that, subject to various terms and conditions, we have certain indemnification protection from Hamilton Sundstrand Corporation, or Hamilton Sundstrand, with respect to certain environmental liabilities that may have arisen from events occurring at Falk facilities prior to the Falk acquisition, including certain liabilities associated with personal injury claims for alleged exposure to hazardous materials. If Invensys or Hamilton Sundstrand becomes unable to, or otherwise does not, comply with its indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to such indemnities or historic insurance coverage, we could incur significant unanticipated costs. As a result, it is possible that we will not be able to recover pursuant to these indemnities a substantial portion, if any, of the costs that we may incur.

Certain subsidiaries are subject to numerous asbestos claims.

Certain subsidiaries are co-defendants in various lawsuits filed in a number of jurisdictions throughout the United States alleging personal injury as a result of exposure to asbestos that was used in certain components of our products. The uncertainties of litigation and the uncertainties related to the collection of insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. In the event our insurance or indemnification coverage becomes insufficient to cover our potential financial exposure, or the actual number or value of asbestos-related claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Part II, Item 1 – Legal Proceedings” of this report.

Certain Water Management subsidiaries are subject to a number of class action claims.

Certain Water Management subsidiaries are defendants in a number of putative class action lawsuits pending in various U.S. federal courts. The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. We believe we have insurance coverage in excess of $100.0 million dollars, subject, however, to policy terms and conditions, and deductibles. While we intend to vigorously defend ourselves in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on us. We may not be successful in defending such claims, and the resulting liability could be substantial and may not be fully covered by insurance. As a result of the preceding, there can be no assurance as to the long term effect this litigation will have on our business, financial condition, results of operations or cash flows. See “Part II, Item 1 – Legal Proceedings” of this report.

Weather could adversely affect the demand for products in our Water Management platform and decrease its net sales.

Demand for our Water Management products is primarily driven by commercial, institutional and residential construction activity. Weather is an important variable affecting financial performance as it significantly impacts construction activity. Spring and summer months in the United States and Europe represent the main construction seasons. Adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our Water Management net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the typical seasonal increase in net sales and earnings during the spring months.

Our international operations are subject to uncertainties, which could adversely affect our operating results.

Our business is subject to certain risks associated with doing business internationally. For fiscal 2008, our net sales outside the United States represented approximately 30.0% of our total net sales. Accordingly, our future results could be harmed by a variety of factors, including:

•	fluctuations in currency exchange rates, particularly fluctuations in the Euro against the U.S. dollar;

•	exchange controls;

•	compliance with export controls;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	changes in tax laws;

•	interest rates;

•	changes in regulatory requirements;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under the Foreign Corrupt Practices Act.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could have a material adverse effect on our international operations and, consequently, our business, financial condition, results of operations or cash flows.

We may be unable to make necessary capital expenditures.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our products’ processes. As we grow our businesses, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. However, our senior secured credit facilities, the indentures governing our senior notes and the indenture governing our senior subordinated notes contain limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected which, in turn, could materially reduce our net sales and profitability.

Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our senior secured credit facilities and the indentures governing our senior notes and senior subordinated notes contain various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness or issue certain preferred shares;

•	pay dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets, including stock of our subsidiaries;

•	enter into sale and leaseback transactions;

•	create or incur liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

The indentures governing our senior notes and senior subordinated notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios. As of June 28, 2008, our senior secured bank leverage ratio was 1.61x. As of June 28, 2008, we had $120.8 million of additional borrowing capacity under the senior secured credit facilities. Failure to comply with the leverage covenant of the senior secured credit facilities can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The interest rate in respect of borrowings under the senior secured credit facilities is determined in reference to the senior secured bank leverage ratio. A breach of any of these covenants could result in a default under our debt agreements.

The restrictions contained in the agreements that govern the terms of our debt could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans;

•

adversely affect our ability to finance our operations, to enter into strategic acquisitions, to fund investments or other capital needs or to engage in other business activities that would be in our interest; and

•	limit our access to the cash generated by our subsidiaries.

Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first-priority lien basis. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not have sufficient assets to repay our senior notes and senior subordinated notes upon acceleration.

Despite our substantial indebtedness, we may still be able to incur significantly more indebtedness which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The terms of the indentures governing our senior notes and senior subordinated notes and the senior secured credit facilities contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of June 28, 2008, we had approximately $120.8 million available for additional borrowing under the senior secured credit facilities, including a subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase the risks described in “—Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A substantial portion of our indebtedness, including the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of June 28, 2008, we had $767.5 million of floating rate debt under the senior secured credit facilities. Of the $767.5 million of floating rate debt, $262.0 million of our term loans are subject to an interest rate collar and $68.0 million of our term loans are subject to an interest rate swap, in each case maturing in October 2009. An increase in the interest rate of 100 basis points on our variable rate debt would increase our interest cost by approximately $7.0 million on an annual basis. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We rely on intellectual property that may be misappropriated or otherwise successfully challenged.

We attempt to protect our intellectual property through a combination of patent, trademark, copyright and trade secret protection, as well as third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved and maintained or that our competitors will not infringe or successfully challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, in the ordinary course of our operations, from time to time we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including some of our more profitable products, such as flattop chain. An adverse ruling in any such litigation could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could face potential product liability claims relating to products we manufacture or distribute.

We may be subject to additional product liability claims in the event that the use of our products, or the exposure to our products or their raw materials is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged as a result of a product liability claim, we may face difficulty in maintaining our pricing positions and market share with respect to some of our products which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Part II, Item 1 – Legal Proceedings” of this report.

We, our customers and our shippers have unionized employees that may stage work stoppages which could seriously impact the profitability of our business.

As of June 28, 2008, we had approximately 7,400 employees, of whom approximately 5,300 were employed in the United States. Approximately 700 of our U.S. employees are represented by labor unions. The seven U.S. collective bargaining agreements to which we are a party will expire in August 2008 (two bargaining agreements expire in August 2008), February 2009, August 2010, September 2010, October 2010 and April 2012, respectively. Additionally, approximately 1,200 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently satisfactory, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future we could experience a significant disruption of our operations which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business, financial condition, results of operations or cash flows could be affected in a material adverse manner. Many of our direct and indirect customers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the International Brotherhood of Teamsters or Teamsters Union. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could incur substantial business interruptions as the result of an expansion of our People Soft platform.

We expect to continue an expansion of our People Soft platform during fiscal 2009 and 2010, utilizing a phased approach. This system expansion will affect certain domestic Power Transmission business units, replacing existing order entry, shipping and billing systems. If this expansion is unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions which could have a material adverse effect on our financial performance.

We may be unable to successfully realize all of the intended benefits from our past acquisitions, and we may be unable to identify or realize the intended benefits of other potential acquisition candidates.

We may be unable to realize all of the intended benefits of our recent acquisitions. As part of our business strategy, we will also evaluate other potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our future required cash contributions to our pension plans may increase.

Recent legislative changes have reformed funding requirements for underfunded pension plans. The revised statutes, among other things, increase the percentage funding target from 90% to 100% and require the use of a more current mortality table in the calculation of minimum yearly funding requirements. Our future required cash contributions to our U.S. defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. In addition, if the returns on the assets of any of our pension plans were to decline in future periods, if the Pension Benefit Guaranty Corporation, or PBGC, requires additional contributions to any such plans as a result of our recent acquisitions or if other actuarial assumptions are modified, our future required cash contributions could increase. Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows.

The need to make these cash contributions may reduce the cash available to meet our other obligations, including our debt obligations with respect to our senior secured credit facilities, our senior notes and our senior subordinated notes, or to meet the needs of our business. In addition, the PBGC may terminate our defined benefit pension plans under limited circumstances, including in the event the PBGC concludes that its risk may increase unreasonably if such plans continue. In the event a plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger pension obligation than that based on the assumptions we have used to fund such plan), and the PBGC could place a lien on material amounts of our assets.

Our historical financial information is not comparable to our current financial condition and results of operations because of our use of purchase accounting in connection with the Merger and the GA, Zurn and Falk acquisitions and due to the different basis of accounting used by the Company prior to the Merger.

It may be difficult for you to compare both our historical and future results. These acquisitions were accounted for utilizing the purchase method of accounting, which resulted in a new valuation for the assets and liabilities to their fair values. This new basis of accounting began on the date of the consummation of each transaction. Also, until our purchase price allocations are finalized for an acquisition (generally less than one year after the acquisition date), our allocation of the excess purchase price over the book value of the net assets acquired is considered preliminary and subject to future adjustment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.19	Rexnord LLC Fiscal Year 2009 Consolidated Management Incentive Plan*

10.20	Rexnord LLC Fiscal Year 2009 Water Management Incentive Compensation Plan*

10.21	Rexnord Supplemental Retirement Plan adopted May 1, 2008*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

*	Denotes management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date: August 8, 2008	By:	/s/ TODD A. ADAMS
	Name:	Todd A. Adams
	Title:	Senior Vice President and Chief Financial Officer