Form 10-Q
period 2008-09-27
RBS GLOBAL INC; REXNORD LLC
filed 2008-11-05
CIK 1213336, 843762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 27, 2008
RBS Global, Inc. Common Stock, $0.01 par value per share	1,000 shares

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

Key risks to our company are described under Part II, Item 1A herein.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Millions, except share amounts)

(Unaudited)

	September 27, 2008	March 31, 2008
Assets
Current assets:
Cash	$164.6	$141.9
Receivables, net	299.3	288.5
Inventories, net	370.5	370.3
Other current assets	35.1	35.0

Total current assets	869.5	835.7

Property, plant and equipment, net	431.2	443.3
Intangible assets, net	859.2	883.9
Goodwill	1,328.3	1,331.7
Insurance for asbestos claims	134.0	134.0
Pension assets	112.3	101.8
Other assets	68.8	74.8

Total assets	$3,803.3	$3,805.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.8	$2.9
Trade payables	170.6	178.6
Income taxes payable	1.8	4.8
Deferred income taxes	12.1	11.7
Compensation and benefits	59.4	71.3
Current portion of pension obligations	3.0	3.0
Current portion of postretirement benefit obligations	3.6	3.6
Interest payable	28.1	27.4
Other current liabilities	88.2	95.8

Total current liabilities	369.6	399.1

Long-term debt	2,020.3	2,021.6
Pension obligations	65.9	69.0
Postretirement benefit obligations	49.3	49.5
Deferred income taxes	330.9	318.2
Reserve for asbestos claims	134.0	134.0
Other liabilities	62.0	69.2

Total liabilities	3,032.0	3,060.6
Stockholders’ equity:
Common stock, $0.01 par value; 3,000 shares authorized and 1,000 shares issued and outstanding	0.1	0.1
Additional paid in capital	703.9	700.7
Retained earnings	68.5	43.8
Accumulated other comprehensive loss	(1.2)	—

Total stockholders’ equity	771.3	744.6

Total liabilities and stockholders’ equity	$3,803.3	$3,805.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$510.6	$453.9	$1,006.7	$902.1
Cost of sales	347.4	304.7	681.6	610.9

Gross profit	163.2	149.2	325.1	291.2
Selling, general and administrative expenses	81.5	75.3	167.6	153.4
(Gain) on Canal Street facility accident, net	—	(3.7)	—	(11.8)
Amortization of intangible assets	12.4	12.5	24.9	25.4

Income from operations	69.3	65.1	132.6	124.2
Non-operating expense:
Interest expense, net	(44.7)	(48.5)	(89.2)	(97.5)
Other income (expense), net	1.0	(2.6)	(1.2)	(5.5)

Income before income taxes	25.6	14.0	42.2	21.2
Provision for income taxes	11.3	7.0	18.8	11.8

Net income	$14.3	$7.0	$23.4	$9.4

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Millions)

(Unaudited)

	Six Months Ended
	September 27, 2008	September 29, 2007
Operating activities
Net income	$23.4	$9.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30.7	25.2
Amortization of intangible assets	24.9	25.4
Accretion of bond premium	(0.5)	(0.5)
Amortization of deferred financing costs	5.1	5.0
Loss on dispositions of property, plant and equipment	0.2	0.1
Equity in (earnings) loss of unconsolidated affiliates	0.1	(0.2)
Other non-cash charges	0.5	1.4
Stock-based compensation expense	3.2	3.8
Changes in operating assets and liabilities:
Receivables	(14.9)	(6.9)
Inventories	(3.1)	14.4
Other assets	(8.5)	1.0
Accounts payable	(5.6)	(18.7)
Accruals and other	(9.8)	2.5

Cash provided by operating activities	45.7	61.9

Investing activities
Expenditures for property, plant and equipment	(22.6)	(22.7)
Proceeds from surrender of life insurance policies	0.9	—
Proceeds from dispositions of property, plant and equipment	—	0.2

Cash used for investing activities	(21.7)	(22.5)

Financing activities
Repayments of long-term debt	(0.8)	(21.5)
Payment of financing fees	—	(0.6)

Cash used for financing activities	(0.8)	(22.1)
Effect of exchange rate changes on cash	(0.5)	1.8

Increase in cash	22.7	19.1
Cash at beginning of period	141.9	56.1

Cash at end of period	$164.6	$75.2

See notes to the condensed consolidated financial statements.

RBS Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 27, 2008

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of RBS Global, Inc. and subsidiaries (collectively, the “Company”). These financial statements do not include the accounts of Rexnord Holdings, Inc. (“Rexnord Holdings”), the indirect parent company of RBS Global, Inc.

The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2009. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company

The Company is a leading global, diversified, multi-platform industrial company comprised of two key segments, Power Transmission and Water Management. The Power Transmission platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components, and industrial chain and conveying equipment serving the industrial and aerospace markets. The products are either incorporated into products sold by original equipment manufacturers (“OEMs”) or sold to end-users through industrial distributors as aftermarket products. The Water Management platform is a leading supplier of professional grade specification drainage, PEX piping, commercial brass and water and waste water treatment and control products, serving the infrastructure, commercial and residential markets.

Recent Accounting Pronouncements

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

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS 158 also requires companies to recognize as a component of comprehensive income, net of tax, gains or losses that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87; measure the funded status of plans as of the date of the Company’s fiscal year end; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted the funding and disclosure requirements of SFAS 158 as of March 31, 2008. The measurement provisions of SFAS 158 were adopted on April 1, 2008. Upon adoption, the Company recorded an increase to retained earnings of $2.2 million ($1.3 million, net of tax).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 became effective for the Company as of April 1, 2008; however, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities under the scope of SFAS 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify, label and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; that changes in a company’s ownership interest while it retains its controlling interest in its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value; and that the company provide sufficient disclosures that identify and distinguish between the interests of the parent and of the noncontrolling owners. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact that adoption will have on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently reviewing the requirements of SFAS 161 to determine the impact on its financial statements and related disclosures.

2. Acquisition

The GA Acquisition

On January 31, 2008, the Company utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded the Company’s Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly-owned subsidiary at the time of closing, is a leader in the design and manufacture of sluice/slide gates, butterfly valves and other specialized products for municipal, industrial, and hydropower applications. The Company is still in the process of evaluating the initial purchase price allocations of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required as additional information relative to the fair values of the assets and liabilities of the acquired business become known. The Company expects to finalize the purchase price allocation within one year from the date of acquisition.

The following table summarizes the estimated fair value of the acquired assets and assumed liabilities of GA at the date of acquisition (in millions):

Cash	$3.2
Securities	6.7
Receivables	16.4
Inventories	19.7
Other current assets	1.3
Property, plant and equipment	17.2
Intangible assets	19.4
Goodwill	23.4

Total assets acquired	107.3
Accounts payable	(2.6)
Accrued liabilities	(6.6)
Deferred taxes	(15.7)
Debt	(5.5)

Net assets acquired	$76.9

Approximately $6.6 million of the short-term investments were sold prior to March 31, 2008. These short-term investments consisted primarily of common stocks and other marketable securities. The $19.4 million of acquired intangible assets consist of $10.6 million of tradenames, $8.4 million of customer relationships and a patent of $0.4 million. The acquired customer relationships and patent are being amortized over their estimated useful lives (9-12 years for customer relationships and 16 years for the patent). The acquired intangibles have a weighted average amortization period of 10.8 years (10.7 years for customer relationships and 16.0 years for the acquired patent). The acquired tradenames have an indefinite life and are not being amortized but are tested annually for impairment. Goodwill is not expected to be deductible for income tax purposes. GA’s operations have been included in the Company’s results of operations since February 1, 2008.

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

The Company finalized its accounting for this event in the quarter ending December 29, 2007. As a result, there was no activity related to the Canal Street facility accident during the second quarter and six months ended September 27, 2008. For the second quarter and six months ended September 29, 2007, the Company recorded the following (gains)/losses related to this incident (in millions):

	Second Quarter Ended September 29, 2007	Six Months Ended September 29, 2007
Clean-up and restoration expenses	$1.9	$3.7
Professional services	0.2	0.2
Non-cash inventory impairment	—	0.1
Less property insurance recoveries	—	(7.5)

Subtotal prior to business interruption insurance recoveries	2.1	(3.5)
Less business interruption insurance recoveries	(5.8)	(8.3)

(Gain) on Canal Street facility accident, net	$(3.7)	$(11.8)

Summary of total insurance recoveries:
Total property and business interruption insurance recoveries	$5.8	$15.8
Less cash recoveries received	(5.0)	(15.0)

Net receivable recorded at end of period	$0.8	$0.8

The Company recognized net gains of $3.7 million and $11.8 million related to the Canal Street facility accident during the second quarter and six months ended September 29, 2007, respectively. For the six months ended September 29, 2007, $3.5 million of the net gain represents the excess property insurance recoveries (at replacement value) over the write-off of tangible assets (at net book value) and other direct expenses related to the accident. The remaining $8.3 million gain is comprised of business interruption insurance recoveries.

For the period from December 6, 2006 (the date of loss) through December 5, 2007 (the date on which the Company settled its property and business interruption claims with its insurance carrier), the Company has recorded recoveries from its insurance carrier totaling $71.4 million, of which $50.4 million has been allocated to recoveries attributable to property loss and $21.0 million of which has been allocated to recoveries attributable to business interruption loss. Of these recoveries, $15.8 million was recorded during the six months ended September 29, 2007 ($7.5 million allocated to property and $8.3 million allocated to business interruption). Beyond the settlement reached on December 5, 2007, no additional insurance proceeds related to such property and business interruption coverage are expected in future periods. As of March 31, 2008, the Company had accrued for all costs related to the Canal Street facility accident that were probable and could be reasonably estimated. The Company did not incur any losses during the quarter ended September 27, 2008 and does not expect to incur significant losses in future periods. As of September 27, 2008, the Company and its casualty insurance carrier continue to manage ongoing general liability and workers compensation claims. Management believes that the limits of such coverage will be in excess of the losses incurred.

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

The effective income tax rate for the second quarter of fiscal 2009 was 44.1% versus 50.0% in the second quarter of fiscal 2008. The effective tax rate for the second quarter of fiscal 2009 is higher than the U.S. federal statutory rate of 35% mainly due to the effect of the accrual of state income taxes and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more likely than not. The high effective income tax rate for the second quarter of fiscal 2008 reflects the accrual of state income taxes and an increase to the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not.

The effective tax rate of 44.5% for the first six months of fiscal 2009 is higher than the U.S. federal statutory rate of 35% due to the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and increasing the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not. The high effective income tax rate of 55.7% for the first six months of fiscal 2008 reflects the accrual of state income taxes, the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and increasing the valuation allowance for foreign tax credits generated during this period for which the realization of such benefits is not deemed more-likely-than-not.

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $5.5 million decrease in the liability for unrecognized tax benefits, with an offsetting reduction to goodwill. At September 27, 2008, the Company had $43.9 million in unrecognized net tax benefits, of which $6.8 million represented tax benefits that if recognized, would favorably impact the effective tax rate. At March 31, 2008, the Company’s total liability for unrecognized net tax benefits was $45.7 million. Included in this figure is $5.2 million, which represents tax benefits that if recognized, would favorably impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 27, 2008 and March 31, 2008, the total amount of gross, unrecognized tax benefits includes $15.0 million and $14.2 million of accrued interest and penalties, respectively. There were no net interest and penalties recorded as income tax expense during the quarter ended September 27, 2008. The Company recognized $0.6 million of net interest and penalties as an income tax benefit during the quarter ended September 29, 2007. The amount of net interest and penalties recorded for the quarter ended September 27, 2008 includes interest income accrued relating to a protective claim for refund that was recently approved by the Joint Committee on Taxation, as discussed in more detail in the following paragraph. In addition, the benefit recorded for the quarter ended September 29, 2007 reflects the reduction of interest expense recorded as a result of an Internal Revenue Service (“IRS”) settlement agreement reached during this period relating to an IRS audit for Jacuzzi Brands, Inc. for the fiscal years ended September 30, 1998 through 2002. The amount of interest and penalties recorded as income tax expense was $0.6 million during both the first six months of fiscal 2009 and the first six months of fiscal 2008.

In conjunction with the Zurn acquisition, the Company assumed certain tax liabilities, contingencies and refund claims of Jacuzzi Brands, Inc and its subsidiaries (“JBI”). A protective claim for refund had been filed with the IRS with respect to minimum tax credits (“MTC”) that had been allocated to JBI from a consolidated group to which it used to belong. The utilization of the MTC by JBI on its federal income tax return for the year ended September 30, 1995 was initially disallowed by the IRS as the group from which these credits were allocated was currently under audit and the amount of the MTC was subject to change. Upon conclusion of this audit, the protective claim for refund was processed and the Company recently received approval from the Joint Committee on Taxation to receive this refund. As a result, the Company recorded approximately $1.1 million of previously unrecognized tax benefits and $2.2 million of related accrued interest (net of federal and state income taxes) of which $2.9 million was recorded through goodwill and $0.4 million was reflected as a reduction to income tax expense for the quarter ended September 27, 2008.

The Company is subject to periodic audits by domestic and foreign tax authorities. Currently, the Company is undergoing routine, periodic audits in both domestic and foreign tax jurisdictions. In addition, the Company was recently notified by the Internal Revenue Service (“IRS”) of its intention to conduct an examination of the United States federal income tax return for the tax periods ended March 31, 2006 and July 21, 2006. The IRS’s examination for these tax periods is expected to begin in January 2009. It appears reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of such audits; however, any potential payments of income tax, interest and penalties is not expected to be significant to the Company’s consolidated financial statements. With certain exceptions, the Company is no longer subject to U.S. federal income tax examinations for years ending prior to fiscal 2005, state and local income tax examinations for years ending prior to fiscal 2004 or significant foreign income tax examinations for years ending prior to fiscal 2003. With respect to the Company’s U.S. federal net operating loss (“NOL”) carryforward, fiscal year 2003 and 2004 are open under statutes of limitations; whereby, the tax authorities may not adjust the income tax liability for these years, but may reduce the NOL carryforward and any other tax attribute carryforward to future open tax years.

5. Comprehensive Income

Comprehensive income consists of the following (in millions):

	Second Quarter Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$14.3	$7.0	$23.4	$9.4
Other comprehensive income:
Unrealized gain (loss) on interest rate derivatives, net of tax	0.4	(1.4)	3.3	(0.5)
Amortization of pension and postretirement unrecognized prior service costs and actuarial gains (losses), net of tax	0.1	—	0.2	—
Foreign currency translation adjustments	(6.1)	4.9	(4.7)	7.6

Comprehensive income	$8.7	$10.5	$22.2	$16.5

6. Inventories

The major classes of inventories are summarized as follows (in millions):

	September 27, 2008	March 31, 2008
Finished goods	$226.1	$228.3
Work in progress	62.1	63.2
Raw materials	56.8	49.5

Inventories at First-in, First-Out (“FIFO”) cost	345.0	341.0
Adjustment to state inventories at Last-in, First-Out (“LIFO”) cost	25.5	29.3

	$370.5	$370.3

7. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	September 27, 2008	March 31, 2008
Taxes, other than income taxes	$5.9	$5.2
Sales rebates	17.8	17.4
Severance obligations	2.8	4.7
Customer advances	29.6	31.5
Product warranty	4.6	6.8
Commissions	7.7	7.3
Risk management reserves (1)	5.1	4.6
Other	14.7	18.3

	$88.2	$95.8

(1)	Includes projected liabilities related to the Company’s deductible portion of insured losses arising from automobile, general and product liability claims.

8. Long-Term Debt

Long-term debt is summarized as follows (in millions):

	September 27, 2008	March 31, 2008
Term loans	$767.0	$767.5
9.50% Senior notes due 2014 (1)	802.7	803.3
8.875% Senior notes due 2016	150.0	150.0
11.75% Senior subordinated notes due 2016	300.0	300.0
10.125% Senior subordinated notes due 2012	0.3	0.3
Other	3.1	3.4

Total	2,023.1	2,024.5
Less current portion	2.8	2.9

Long-term debt	$2,020.3	$2,021.6

(1)	Includes an unamortized bond issue premium of $7.7 million and $8.3 million at September 27, 2008 and March 31, 2008, respectively.

The Company borrows under certain secured credit facilities with a syndicate of banks and other financial institutions consisting of: (i) a $810.0 million term loan facility (consisting of two tranches) with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans.

As of September 27, 2008, the Company’s outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.00% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at September 27, 2008 was 5.78%.

Borrowings under the Company’s $150.0 million revolving credit facility accrue interest, at the Company’s option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments there under will terminate, on July 20, 2012. On September 15, 2008 and periodically thereafter, Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”), who have a 5% or $7.5 million credit commitment under the Company’s $150.0 million credit facility, filed for bankruptcy. As a result, the Company does not expect that Lehman will fund its pro rata share of any borrowing requests. Therefore, the availability under the Company’s $150.0 million revolving credit facility has been temporarily reduced by $7.5 million until such time as a replacement lender covers this credit commitment. There were no outstanding borrowings on the revolver as of September 27, 2008 or March 31, 2008. However, $29.3 million and $31.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at September 27, 2008 and March 31, 2008, respectively.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments there under at a rate equal to 0.50% per annum (subject to reduction upon attainment and maintenance of a certain senior secured leverage ratio). The Company also must pay a customary letter of credit and agency fees.

As of September 27, 2008, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $10.0 million, respectively. The Company has fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. On June 30, 2008, the Company made a principal payment of $0.5 million on the B2 facility. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The Company’s senior secured credit facilities limit the Company’s maximum senior secured bank leverage ratio to 4.25 to 1.00. As of September 27, 2008, the senior secured bank leverage ratio was 1.56 to 1.00.

The Company has issued $795.0 million in aggregate principal amount of 9.50% senior notes due 2014. Those notes bear interest at a rate of 9.50% per annum, payable on each February 1 and August 1, and will mature on August 1, 2014. The Company has also issued $150.0 million in aggregate principal amount of 8.875% senior notes due 2016. Those notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016. The Company issued $300.0 million in aggregate principal amount of 11.75% senior subordinated notes due 2016. Those notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.

The senior notes and senior subordinated notes are unsecured obligations of the Company. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The indentures governing the senior notes and senior subordinated notes permit the Company to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities. The indentures also allow the Company to incur additional debt as long as it can satisfy the coverage ratio of the indenture after giving effect thereto on a pro forma basis.

The indentures governing the senior notes and senior subordinated notes contain customary covenants, among others, limiting dividends, investments, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets, and requiring the Company to make an offer to purchase notes upon the occurrence of a change in control, as defined in the indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by the Company of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by the Company’s subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture).

The indentures governing the senior notes and the senior subordinated notes permit optional redemption of the notes on certain terms and at certain prices, as described below.

The indentures provide that, at any time and from time to time on or prior to August 1, 2009, the Company may redeem in the aggregate up to 35% of the original aggregate principal amount of such notes with the net cash proceeds of certain equity offerings (1) by the Company or (2) by any direct or indirect parent of the Company, at a redemption price equal to a premium on the principal amount of notes (as set forth in the applicable indenture), plus accrued and unpaid interest and additional interest, if any, to the redemption date.

In addition, the indentures provide that, prior to August 1, 2011 (or in the case of the 9.50% senior notes due 2014, prior to August 1, 2010), the notes may be redeemed at the Company’s option in whole at any time or in part from time to time, upon not less than 30 and not more than 60 days’ prior notice, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium as set forth in the in the applicable indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the applicable redemption date.

Further, on or after August 1, 2011 (or in the case of the 9.50% senior notes, on or after August 1, 2010), the indentures permit optional redemption of the notes, in whole or in part upon not less than 30 and not more than 60 days’ prior notice, at the redemption prices stated in the indentures.

Notwithstanding the above, our ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the senior notes or senior subordinated notes may be restricted or prohibited under the above-referenced senior secured credit facilities and, in the case of the senior subordinated notes, by the provisions in the indentures governing the senior notes.

At September 27, 2008 and March 31, 2008, various wholly-owned subsidiaries had additional debt of $3.1 million and $3.4 million, respectively, comprised primarily of capital lease obligations and borrowings at various foreign subsidiaries.

Account Receivable Securitization Program

On September 26, 2007, three wholly-owned domestic subsidiaries entered into an accounts receivable securitization program (the “AR Securitization Program” or the “Program”) whereby they continuously sell substantially all of their domestic trade accounts receivable to Rexnord Funding LLC (a wholly-owned bankruptcy remote special purpose subsidiary) for cash and subordinated notes. Rexnord Funding LLC in turn may obtain revolving loans and letters of credit from General Electric Capital Corporation (“GECC”) pursuant to a five year revolving loan agreement. The maximum borrowing amount under the Receivables Financing and Administration Agreement is $100 million, subject to certain borrowing base limitations related to the amount and type of receivables owned by Rexnord Funding LLC. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement.

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in the consolidated statement of operations if revolving loans or letters of credit are obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus an applicable margin, which at September 27, 2008 was 1.35%. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis. At September 27, 2008, the Company had no outstanding borrowings under the Program. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of September 27, 2008, Rexnord Funding was in compliance with all applicable covenants and performance ratios.

9. Financial Instruments

The Company selectively uses interest rate collars and swaps and foreign exchange forward contracts to manage interest rate and foreign currency risks. The use of the derivatives is restricted to those intended for hedging purposes.

In February 2008, the Company entered into foreign exchange forward contracts to mitigate the foreign currency volatility relative to certain intercompany cash flows expected to occur within the current fiscal year. The remaining forward contracts expire between October 29, 2008 and March 27, 2009 and have a notional amount of 15.4 million Canadian dollars (“CAD”) ($15.4 million United States dollars (“USD”)) and contract rates ranging from $1CAD:$0.9968 USD to $1CAD:$0.9930 USD. These foreign exchange forward contracts have not been accounted for as effective cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and as such are marked to market through earnings. At September 27, 2008, the Company recorded the fair value of these contracts of $0.4 million within other current assets and recorded $0.5 million of other income and $0.2 million of other expense during the quarter and six months ended September 27, 2008, respectively. The Company recorded $0.4 million and $2.1 million of other expense during the second quarter and six months ended September 29, 2007, respectively, related to these foreign exchange forward contracts.

In August 2006, the Company entered into an interest rate collar and an interest rate swap to hedge the variability in future cash flows associated with a portion of the Company’s variable-rate term loans. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. These interest rate derivatives have been accounted for as effective cash flow hedges in accordance with SFAS 133. The negative fair value of these interest rate derivatives totaled $4.2 million at September 27, 2008 and has been recorded on the Company’s condensed consolidated balance sheets as an other long-term liability with the corresponding offset recorded as a component of accumulated other comprehensive income, net of tax.

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

The Company endeavors to utilize the best available information in measuring fair value. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial instruments reside within level 2 of the fair value hierarchy. The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of September 27, 2008 (in millions):

	Fair Value as of September 27, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts (1)	$—	$0.4	$—	$0.4

Total assets at fair value	$—	$0.4	$—	$0.4

Liabilities:
Interest rate collar and swap (2)	$—	$4.2	$—	$4.2

Total liabilities at fair value	$—	$4.2	$—	$4.2

(1)	The foreign exchange forward contracts are included in other current assets on the condensed consolidated balance sheets.
(2)	The interest rate collar and swap are included in other long-term liabilities on the condensed consolidated balance sheets.

11. Commitments and Contingencies

Warranties:

The Company offers warranties on the sales of certain products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in the Company’s product warranty liability (in millions):

	Second Quarter Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Balance at beginning of period	$6.2	$4.6	$6.8	$4.2
Charged (credited) to operations including revisions of estimates	(0.3)	0.2	(0.2)	1.2
Claims settled	(1.3)	(0.4)	(2.0)	(1.0)

Balance at end of period	$4.6	$4.4	$4.6	$4.4

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

In connection with the Carlyle acquisition in November 2002, Invensys plc has provided the Company with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify the Company with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are not subject to any time limitations and are subject to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:

•

In 2002, Rexnord Industries, LLC (formerly known as Rexnord Corporation) (“Rexnord Industries”) was named as a potentially responsible party (“PRP”), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”), by the United States Environmental Protection Agency (“USEPA”), and the Illinois Environmental Protection Agency (“IEPA”). Rexnord Industries’ Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from the Company’s property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site. In support of the USEPA and IEPA, in July 2004 the Illinois Attorney General filed a lawsuit (State of Illinois v. Precision et al.) in the Circuit Court of DuPage County, Illinois against Rexnord Industries and the other PRP companies seeking an injunction, the provision of potable water to approximately 800 homes, further investigation of the alleged contamination, reimbursement of certain costs incurred by the state and assessment of a monetary penalty. In August 2003, several PRPs, including Rexnord Industries, entered into an Administrative Order by Consent (the “AOC”), with the USEPA, IEPA and State of Illinois et al. The AOC has resolved a significant portion of the State of Illinois lawsuit, in which a tentative settlement has been reached. Rexnord Industries has been notified by the USEPA that an expanded Site investigation is required. Rexnord Industries’ allocated share of future costs related to the Site, including for investigation and/or remediation, could be significant.

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

•

Approximately 700 lawsuits (with approximately 6,950 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by the Company’s Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, the Company’s Prager subsidiary is a defendant in two pending multi-defendant lawsuits relating to alleged personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. There are approximately 3,700 claimants in the Prager lawsuits. The ultimate outcome of these lawsuits cannot presently be determined. To date, the Company’s insurance providers have paid 100% of the costs related to the Prager lawsuits. The Company believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these suits.

In connection with the Falk acquisition, Hamilton Sundstrand has provided the Company with indemnification against certain contingent liabilities, including coverage for certain pre-closing environmental liabilities. The Company believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify the Company with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations. The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:

•

Falk, through its successor entity, is a defendant in approximately 150 lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 1,840 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending the Company in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

Certain Water Management subsidiaries are also subject to asbestos and class action related litigation.

As of September 27, 2008, Zurn and an average of 113 other unrelated companies were defendants in approximately 6,500 asbestos related lawsuits representing approximately 45,000 claims. The suits allege damages in an aggregate amount of approximately $14.3 billion against all defendants. Plaintiffs’ claims allege personal injuries caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased them from suppliers. These claims are being handled pursuant to a defense strategy funded by insurers.

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

Management estimates that its available insurance to cover its potential asbestos liability as of September 27, 2008, is approximately $280 million, and believes that all current claims are covered by this insurance. However, principally as a result of the past insolvency of certain of the Company’s insurance carriers, certain coverage gaps will exist if and after the Company’s other carriers have paid the first $204 million of aggregate liabilities. In order for the next $51.0 million of insurance coverage from solvent carriers to apply, management estimates that it would need to satisfy $14.0 million of asbestos claims. Layered within the final $25.0 million of the total $280 million of coverage, management estimates that it would need to satisfy an additional $80 million of asbestos claims. If required to pay any such amounts, the Company could pursue recovery against the insolvent carriers, but it is not currently possible to determine the likelihood or amount of any such recoveries, if any.

As of September 27, 2008, the Company recorded a receivable from its insurance carriers of $134.0 million, which corresponds to the amount of its potential asbestos liability that is covered by available insurance and is currently determined to be probable of recovery. However, there is no assurance that $280 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $280 million. Factors that could cause a decrease in the amount of available coverage include: changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of the Company’s carriers.

As of the date of this filing, subsidiaries, Zurn Pex, Inc. and Zurn Industries, LLC (formerly known as Zurn Industries, Inc.), have been named as defendants in eleven lawsuits, brought between July 2007 and October 2008, in various U.S. federal courts (MN, ND, CO, NC, MT, AL, VA and LA). The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. The suits were transferred to a multi-district litigation docket in the District of Minnesota for coordinated pretrial proceedings. The Company is being provided a defense by its insurance carrier. While the Company intends to vigorously defend itself in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on the Company.

12. Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Second Quarter Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Pension Benefits:
Service cost	$1.2	$1.4	$2.4	$2.7
Interest cost	8.8	8.4	17.6	16.7
Expected return on plan assets	(12.5)	(12.1)	(25.0)	(24.2)
Amortization of:
Prior service cost	0.1	—	0.2	0.1

Net periodic benefit (income)	$(2.4)	$(2.3)	$(4.8)	$(4.7)

Other Postretirement Benefits:
Service cost	$0.2	$0.2	$0.3	$0.3
Interest cost	0.7	0.7	1.5	1.5
Amortization:
Prior service cost	(0.1)	—	(0.1)	—
Actuarial losses	0.1	—	0.1	—

Net periodic benefit cost	$0.9	$0.9	$1.8	$1.8

In the first six months of fiscal 2009 and 2008, the Company made contributions of $1.2 million and $3.7 million, respectively, to its U.S. qualified pension plan trusts. On April 1, 2008, the Company adopted the measurement date provisions of SFAS 158. The impact of the adoption was an increase in total liabilities of $1.3 million, an increase in total assets of $3.5 million, an increase in deferred tax liabilities of $0.9 million and an increase in retained earnings, net of tax, of $1.3 million.

13. Stock Options

As a nonpublic entity that previously used the minimum value method for pro forma disclosure purposes under SFAS 123, the Company adopted SFAS 123(R) using the prospective transition method of adoption on April 1, 2006. Accordingly, the provisions of SFAS 123(R) are applied prospectively to new awards and to awards modified, repurchased or cancelled after the adoption date. In connection with the acquisition of the Company by Apollo Management, L.P. (“Apollo”) on July 21, 2006, all previously outstanding stock options became fully vested and were either cashed out or rolled into fully-vested stock options of Rexnord Holdings. On July 22, 2006, a total of 577,945 of stock options were rolled over, each with an exercise price of $7.13. As of September 27, 2008, 539,242 of these rollover stock options remain outstanding.

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

The fair value of each option granted under the Option Plan during the six months ended September 27, 2008 was estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility of 28% based on the expected volatilities of publicly-traded companies within the Company’s industry; an expected term of 7.5 years based on the midpoint between when the options vest and when they expire; a weighted average risk free interest rate of 3.76% based on the U.S. Treasury yield curve in effect at the date of grant; and expected dividends of zero. The weighted average grant date fair value of the 44,900 options granted under the Option Plan between April 1, 2008 and September 27, 2008 was $16.01.

For the second quarter and six months ended September 27, 2008, the Company recorded $1.4 million and $3.2 million of stock-based compensation expense. For the second quarter and six months ended September 29, 2007, the Company recorded $2.0 million and $3.8 million of stock-based compensation expense. As of September 27, 2008, there was $20.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Option Plan. That cost is expected to be recognized over a weighted average period of 3.1 years.

The following table presents the Company’s stock option activity during the first six months of fiscal 2009:

	Shares	Weighted Avg. Exercise Price
Number of shares under option:
Outstanding at beginning of period	2,795,887	$17.47
Granted	44,900	40.00
Exercised	—	—
Canceled/Forfeited	(57,624)	19.94

Outstanding at end of period (1)(2)	2,783,163	$17.78

Exercisable at end of period (3)	1,079,574	$13.54

(1)	Includes 539,242 roll-over options.
(2)	The weighted average remaining contractual life of options outstanding at September 27, 2008 is 8.2 years.
(3)	The weighted average remaining contractual life of options exercisable at September 27, 2008 is 8.0 years.

14. Business Segment Information

The results of operations are reported in two business segments, consisting of the Power Transmission platform and the Water Management platform. The Power Transmission platform manufactures gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment serving the industrial and aerospace markets. This segment serves a diverse group of end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. The Water Management platform manufactures professional grade specification plumbing, PEX piping, commercial brass and water and waste water treatment and control products serving the infrastructure, commercial and residential markets. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office.

The financial information of the Company’s segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by the Company’s Board of Directors. Management evaluates the performance of each business segment based on its operating results.

Business Segment Information:

(In Millions)

	Second Quarter Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales
Power Transmission	$353.6	$325.9	$694.2	$635.7
Water Management	157.0	128.0	312.5	266.4

Consolidated	$510.6	$453.9	$1,006.7	$902.1

Income (loss) from operations
Power Transmission	$48.3	$45.8	$94.3	$88.9
Water Management	22.2	23.0	45.3	43.0
Corporate	(1.2)	(3.7)	(7.0)	(7.7)

Consolidated	$69.3	$65.1	$132.6	$124.2
Non-operating expense:
Interest expense, net	$(44.7)	$(48.5)	$(89.2)	$(97.5)
Other income (expense), net	1.0	(2.6)	(1.2)	(5.5)

Income before income taxes	25.6	14.0	42.2	21.2
Provision for income taxes	11.3	7.0	18.8	11.8

Net income	$14.3	$7.0	$23.4	$9.4

Depreciation and Amortization
Power Transmission	$20.6	$17.0	$40.7	$37.2
Water Management	7.9	6.6	14.9	13.4

Consolidated	$28.5	$23.6	$55.6	$50.6

Capital Expenditures
Power Transmission	$10.7	$13.8	$20.7	$21.7
Water Management	0.9	0.6	1.9	1.0

Consolidated	$11.6	$14.4	$22.6	$22.7

	September 27, 2008	March 31, 2008
Total Assets
Power Transmission	$2,488.6	$2,477.0
Water Management	1,257.5	1,265.9
Corporate	57.2	62.3

Consolidated	$3,803.3	$3,805.2

15. Guarantor Subsidiaries

The following schedules present condensed consolidating financial information of the Company at September 27, 2008 and March 31, 2008 and for the second quarter and six months ended September 27, 2008 and September 29, 2007 for: (a) RBS Global, Inc. and its wholly-owned subsidiary Rexnord LLC, which together are co-issuers (the “Issuers”) of the outstanding senior notes and senior subordinated notes (b) on a combined basis, the domestic subsidiaries of the Company, all of which are wholly-owned by the Issuers (collectively, the “Guarantor Subsidiaries”); and (c) on a combined basis, the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the senior notes and senior subordinated notes are full, unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet

September 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$126.5	$38.1	$—	$164.6
Receivables, net	—	215.6	83.7	—	299.3
Inventories, net	—	299.0	71.5	—	370.5
Other current assets	—	17.8	17.3	—	35.1

Total current assets	—	658.9	210.6	—	869.5

Receivable from (payable to) affiliates, net	24.7	23.0	(47.7)	—	—
Property, plant and equipment, net	—	339.8	91.4	—	431.2
Intangible assets, net	—	836.4	22.8	—	859.2
Goodwill	—	1,146.5	181.8	—	1,328.3
Investment in:
Guarantor subsidiaries	2,028.0	—	—	(2,028.0)	—
Non-guarantor subsidiaries	—	624.9	—	(624.9)	—
Insurance for asbestos claims	—	134.0	—	—	134.0
Pension assets	—	112.0	0.3	—	112.3
Other assets	57.0	7.7	4.1	—	68.8

Total assets	$2,109.7	$3,883.2	$463.3	$(2,652.9)	$3,803.3

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.2	$0.6	$—	$2.8
Trade payables	—	123.2	47.4	—	170.6
Income taxes payable	—	(4.0)	5.8	—	1.8
Deferred income taxes	8.9	3.7	(0.5)	—	12.1
Compensation and benefits	—	45.6	13.8	—	59.4
Current portion of pension obligation	—	0.2	2.8	—	3.0
Current portion of postretirement obligation	—	3.5	0.1	—	3.6
Interest payable	27.8	0.1	0.2	—	28.1
Other current liabilities	2.3	63.9	22.0	—	88.2

Total current liabilities	41.0	236.4	92.2	—	369.6

Long-term debt	2,018.1	0.7	1.5	—	2,020.3
Note (receivable from) payable to affiliates, net	(907.4)	1,244.5	(337.1)	—	—
Pension obligations	—	17.1	48.8	—	65.9
Postretirement benefit obligations	—	49.3	—	—	49.3
Deferred income taxes	158.7	157.2	15.0	—	330.9
Reserve for asbestos claims	—	134.0	—	—	134.0
Other liabilities	28.0	16.0	18.0	—	62.0

Total liabilities	1,338.4	1,855.2	(161.6)	—	3,032.0
Total stockholders’ equity	771.3	2,028.0	624.9	(2,652.9)	771.3

Total liabilities and stockholders’ equity	$2,109.7	$3,883.2	$463.3	$(2,652.9)	$3,803.3

Condensed Consolidating Balance Sheet

March 31, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$100.2	$41.7	$—	$141.9
Receivables, net	—	206.0	82.5	—	288.5
Inventories, net	—	304.5	65.8	—	370.3
Other current assets	—	18.3	16.7	—	35.0

Total current assets	—	629.0	206.7	—	835.7

Receivable from (payable to) affiliates, net	24.7	27.2	(51.9)	—	—
Property, plant and equipment, net	—	346.2	97.1	—	443.3
Intangible assets, net	—	861.0	22.9	—	883.9
Goodwill	—	1,150.0	181.7	—	1,331.7
Investment in:
Guarantor subsidiaries	1,970.5	—	—	(1,970.5)	—
Non-guarantor subsidiaries	—	618.9	—	(618.9)	—
Insurance for asbestos claims	—	134.0	—	—	134.0
Pension assets	—	101.5	0.3	—	101.8
Other assets	62.1	8.2	4.5	—	74.8

Total assets	$2,057.3	$3,876.0	$461.3	$(2,589.4)	$3,805.2

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2.0	$0.2	$0.7	$—	$2.9
Trade payables	—	121.5	57.1	—	178.6
Income taxes payable	0.4	(1.6)	6.0	—	4.8
Deferred income taxes	8.6	4.1	(1.0)	—	11.7
Compensation and benefits	—	54.8	16.5	—	71.3
Current portion of pension obligation	—	0.3	2.7	—	3.0
Current portion of postretirement obligation	—	3.6	—	—	3.6
Interest payable	27.2	0.1	0.1	—	27.4
Other current liabilities	0.8	74.4	20.6	—	95.8

Total current liabilities	39.0	257.4	102.7	—	399.1

Long-term debt	2,019.1	0.7	1.8	—	2,021.6
Note (receivable from) payable to affiliates, net	(936.0)	1,283.4	(347.4)	—	—
Pension obligations	—	18.3	50.7	—	69.0
Postretirement benefit obligations	—	49.5	—	—	49.5
Deferred income taxes	157.1	145.6	15.5	—	318.2
Reserve for asbestos claims	—	134.0	—	—	134.0
Other liabilities	33.5	16.6	19.1	—	69.2

Total liabilities	1,312.7	1,905.5	(157.6)	—	3,060.6
Total stockholders’ equity	744.6	1,970.5	618.9	(2,589.4)	744.6

Total liabilities and stockholders’ equity	$2,057.3	$3,876.0	$461.3	$(2,589.4)	$3,805.2

Condensed Consolidating Statement of Operations

Three Months Ended September 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$403.4	$129.3	$(22.1)	$510.6
Cost of sales	—	274.9	94.6	(22.1)	347.4

Gross profit	—	128.5	34.7	—	163.2

Selling, general and administrative expenses	—	62.0	19.5	—	81.5
Amortization of intangible assets	—	12.4	—	—	12.4

Income from operations	—	54.1	15.2	—	69.3

Nonoperating income (expense):
Interest expense, net:
To third parties	(45.2)	0.5	—	—	(44.7)
To affiliates	28.6	(25.6)	(3.0)	—	—
Other, net	(0.7)	6.0	(4.3)	—	1.0

(Loss) income before income taxes	(17.3)	35.0	7.9	—	25.6
Provision for income taxes	1.4	6.9	3.0	—	11.3

(Loss) income before equity in earnings of subsidiaries	(18.7)	28.1	4.9	—	14.3
Equity in earnings of subsidiaries	33.0	4.9	—	(37.9)	—

Net income	$14.3	$33.0	$4.9	$(37.9)	$14.3

Condensed Consolidating Statement of Operations

Three Months Ended September 29, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$359.4	$112.3	$(17.8)	$453.9
Cost of sales	—	240.7	81.8	(17.8)	304.7

Gross profit	—	118.7	30.5	—	149.2

Selling, general and administrative expenses	—	56.9	18.4	—	75.3
(Gain) on Canal Street facility accident, net	—	(3.7)	—	—	(3.7)
Amortization of intangible assets	—	12.5	—	—	12.5

Income from operations	—	53.0	12.1	—	65.1

Nonoperating income (expense):
Interest expense:
To third parties	(48.7)	0.5	(0.3)	—	(48.5)
To affiliates	25.0	(21.1)	(3.9)	—	—
Other, net	9.3	(6.4)	(5.5)	—	(2.6)

(Loss) income before income taxes	(14.4)	26.0	2.4	—	14.0
(Benefit) provision for income taxes	(0.4)	6.2	1.2	—	7.0

(Loss) income before equity in earnings of subsidiaries	(14.0)	19.8	1.2	—	7.0
Equity in earnings of subsidiaries	21.0	1.2	—	(22.2)	—

Net income	$7.0	$21.0	$1.2	$(22.2)	$7.0

Condensed Consolidating Statement of Operations

Six Months Ended September 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$793.7	$253.9	$(40.9)	$1,006.7
Cost of sales	—	539.3	183.2	(40.9)	681.6

Gross profit	—	254.4	70.7	—	325.1

Selling, general and administrative expenses	—	128.7	38.9	—	167.6
Amortization of intangible assets	—	24.8	0.1	—	24.9

Income from operations	—	100.9	31.7	—	132.6

Nonoperating income (expense):
Interest expense, net:
To third parties	(89.8)	0.9	(0.3)	—	(89.2)
To affiliates	56.6	(50.6)	(6.0)	—	—
Other, net	(1.5)	8.1	(7.8)	—	(1.2)

(Loss) income before income taxes	(34.7)	59.3	17.6	—	42.2
Provision (benefit) for income taxes	(0.8)	13.7	5.9	—	18.8

(Loss) income before equity in earnings of subsidiaries	(33.9)	45.6	11.7	—	23.4
Equity in earnings of subsidiaries	57.3	11.7	—	(69.0)	—

Net income	$23.4	$57.3	$11.7	$(69.0)	$23.4

Condensed Consolidating Statement of Operations

Six Months Ended September 29, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$715.5	$221.4	$(34.8)	$902.1
Cost of sales	—	484.5	161.2	(34.8)	610.9

Gross profit	—	231.0	60.2	—	291.2

Selling, general and administrative expenses	—	117.0	36.4	—	153.4
(Gain) on Canal Street facility accident, net	—	(11.8)	—	—	(11.8)
Amortization of intangible assets	—	25.3	0.1	—	25.4

Income from operations	—	100.5	23.7	—	124.2

Nonoperating income (expense):
Interest expense:
To third parties	(97.9)	1.1	(0.7)	—	(97.5)
To affiliates	52.7	(46.5)	(6.2)	—	—
Other, net	8.5	(4.6)	(9.4)	—	(5.5)

(Loss) income before income taxes	(36.7)	50.5	7.4	—	21.2
(Benefit) provision for income taxes	(2.4)	10.4	3.8	—	11.8

(Loss) income before equity in earnings of subsidiaries	(34.3)	40.1	3.6	—	9.4
Equity in earnings of subsidiaries	43.7	3.6	—	(47.3)	—

Net income	$9.4	$43.7	$3.6	$(47.3)	$9.4

Condensed Consolidating Statement of Cash Flows

Six months Ended September 27, 2008

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$23.4	$57.3	$11.7	$(69.0)	$23.4
Noncash adjustments	(52.7)	41.5	6.4	69.0	64.2
Changes in operating assets and liabilities, including intercompany activity	29.8	(55.0)	(16.7)	—	(41.9)

Cash provided by operating activities	0.5	43.8	1.4	—	45.7

Investing activities
Expenditures for property, plant and equipment	—	(18.4)	(4.2)	—	(22.6)
Proceeds from surrender of life insurance policies		0.9			0.9

Cash used for investing activities	—	(17.5)	(4.2)	—	(21.7)

Financing activities
Repayments of long-term debt	(0.5)	—	(0.3)	—	(0.8)

Cash used for financing activities	(0.5)	—	(0.3)	—	(0.8)
Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)

Increase (decrease) in cash	—	26.3	(3.6)	—	22.7
Cash at beginning of period	—	100.2	41.7	—	141.9

Cash at end of period	$—	$126.5	$38.1	$—	$164.6

Condensed Consolidating Statement of Cash Flows

Six months Ended September 29, 2007

(in Millions)

	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$9.4	$43.7	$3.6	$(47.3)	$9.4
Noncash adjustments	(39.2)	47.2	4.9	47.3	60.2
Changes in operating assets and liabilities, including intercompany activity	50.3	(51.5)	(6.5)	—	(7.7)

Cash provided by operating activities	20.5	39.4	2.0	—	61.9

Investing activities
Expenditures for property, plant and equipment	—	(18.7)	(4.0)	—	(22.7)
Proceeds from disposition of property, plant and equipment	—	—	0.2	—	0.2

Cash used for investing activities	—	(18.7)	(3.8)	—	(22.5)

Financing activities
Repayments of long-term debt	(19.9)	(0.2)	(1.4)	—	(21.5)
Payment of financing fees	(0.6)	—	—	—	(0.6)

Cash used for financing activities	(20.5)	(0.2)	(1.4)	—	(22.1)
Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Increase (decrease) in cash	—	20.5	(1.4)	—	19.1
Cash at beginning of period	—	32.2	23.9	—	56.1

Cash at end of period	$—	$52.7	$22.5	$—	$75.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of September 27, 2008 and during the period from April 1, 2008 through September 27, 2008, there has been no material change to this information.

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

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS 158 also requires companies to recognize as a component of comprehensive income, net of tax, gains or losses that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87; measure the funded status of plans as of the date of the Company’s fiscal year end; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted the funding and disclosure requirements of SFAS 158 as of March 31, 2008. The measurement provisions of SFAS 158 were adopted on April 1, 2008. Upon adoption, the Company recorded an increase to retained earnings of $2.2 million ($1.3 million, net of tax).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 became effective for the Company as of April 1, 2008, however, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities under the scope of SFAS 159.

Fiscal Year

The Company’s fiscal year ends on March 31. Throughout this MD&A, we refer to the period from June 29, 2008 through September 27, 2008 as the “second quarter of fiscal 2009” or the “second quarter ended September 27, 2008.” Similarly, we refer to the period from July 1, 2007 through September 29, 2007 as the “second quarter of fiscal 2008” or the “second quarter ended September 29, 2007.” We refer to the period from April 1, 2008 through September 27, 2008 as the “first six months of fiscal 2009” or the “six months ended September 27, 2008.” Similarly, we refer to the period from April 1, 2007 through September 29, 2007 as the “first six months of fiscal 2008” or the “six months ended September 29, 2007.”

Results of Operations

General

We believe we are a leading, global, diversified, multi-platform industrial company strategically well positioned within the markets and industries we serve. Currently, our business is comprised of two strategic platforms: (i) Power Transmission, which produces gears, couplings, industrial bearings, flattop chain and modular conveyer belts, aerospace bearings and seals, special components and industrial chain and conveying equipment, and (ii) Water Management, which produces professional grade specification plumbing, PEX piping, commercial brass and water and waste water treatment and control products. Our strategy is to build the Company around multi-billion dollar, global strategic platforms that participate in end markets with above average growth characteristics where we are, or have the opportunity to become, the industry leader. We have successfully completed and integrated several acquisitions and expect to continue to pursue strategic acquisitions within our existing platforms that will expand our geographic presence, broaden our product lines and allow us to move into adjacent markets. Over time, we anticipate adding additional strategic platforms to our Company. We believe that we have one of the broadest portfolios of highly engineered, mission and project critical Power Transmission products in the industrial and aerospace end markets. Our Power Transmission products are used in the plants and equipment of companies in diverse end market industries, including aerospace, aggregates and cement, air handling, construction, chemicals, energy, beverage and container, forest and wood products, mining, material and package handling, marine, natural resource extraction and petrochemical. Our Water Management platform is a leader in the multi-billion dollar, specification driven, non-residential construction market for water management products, and with the recent acquisition of GA, we have gained entry into the municipal water and wastewater treatment markets. Our Power Transmission products are either incorporated into products sold by OEMs or sold to end users through industrial distributors as aftermarket products. We have a significant installed base of Power Transmission products comprised primarily of components that are consumed or worn out in use and that have a predictable replacement cycle. The demand for our Water Management products is primarily driven by new infrastructure, commercial and, to a lesser extent, residential construction. Categories of the infrastructure end market include: municipal water and wastewater, transportation, government, health care and education. Categories of the commercial construction end market include: lodging, retail, dining, sports arenas, and warehouse/office. We believe we have become a market leader in the industry by meeting the stringent third party regulatory, building and plumbing code requirements and subsequently achieving specification of our products into projects and applications. The majority of these stringent testing and regulatory approval processes are completed through the University of Southern California, the National Sanitation Foundation or the American Water Works Association, prior to the commercialization of our products.

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

The following information should be read in conjunction with the consolidated financial statements and notes thereto, along with Item 7 “MD&A” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

The GA Acquisition

On January 31, 2008, we utilized existing cash balances to purchase GA Industries, Inc. (“GA”) for $73.7 million, net of $3.2 million of cash acquired. This acquisition expanded our Water Management platform into the water and wastewater markets, specifically in municipal, hydropower and industrial environments. GA is comprised of GA Industries and Rodney Hunt Company, Inc. GA Industries is a manufacturer of automatic control valves, check valves and air valves. Rodney Hunt Company, Inc., its wholly-owned subsidiary at the time of closing, is a leader in the design and manufacturer of butterfly valves, sluice/slide gates and other specialized products for municipal, industrial and hydropower applications. We are still in the process of evaluating the initial purchase price allocations of the acquired property, plant and equipment and certain identifiable intangible assets, as well as the tax effects of the related temporary differences. Accordingly, final adjustments to the purchase price allocation may be required as additional information relative to the fair values of the assets and liabilities of the acquired business become known. We expect to finalize the purchase price allocation by January 31, 2009. The operating results of GA have been included in our reported results of operations since February 1, 2008.

Consolidated Overview

Net sales for the second quarter of fiscal 2009 increased $56.7 million or 12.5% over the second quarter of fiscal 2008, while net sales for the first six months of fiscal 2009 increased $104.6 million or 11.6% over the first six months of fiscal 2008. The majority of our year-over-year net sales growth in both periods was driven by strength in our Power Transmission platform end markets of mining, energy and cement coupled with strong demand for our aerospace products. Our Water Management platform also posted solid year-over-year net sales growth through a combination of internal growth and the January 31, 2008 acquisition of GA. In addition to our net sales growth, orders grew 7.6% in the second quarter and 10.1% in the first six months of fiscal 2009 over the comparable prior year periods. Our backlog as of September 27, 2008 was approximately $582.1 million compared to $473.5 million as of September 29, 2007.

Income from operations for the second quarter of fiscal 2009 increased $4.2 million or 6.5% over the second quarter of fiscal 2008, while income from operations for the first six months of fiscal 2009 increased $8.4 million or 6.8% over the first six months of fiscal 2008. Comparability between periods is primarily impacted by the Canal Street facility accident, which favorably impacted operating income for the second quarter and first six months of fiscal 2008 by $3.7 million and $11.8 million, respectively. Excluding the impact of the Canal Street facility accident, income from operations would have increased by $7.9 million or 12.9% in the second quarter of fiscal 2009 and $20.2 million or 18.0% in the first six months of fiscal 2009 and income from operations as a percent of net sales would have improved by 10 and 70 basis points to 13.6% and 13.2% in the second quarter and first six months of fiscal 2009, respectively.

Second Quarter Ended September 27, 2008 Compared with the Second Quarter Ended September 29, 2007:

Net Sales

(in Millions)

	Quarter Ended
	September 27, 2008	September 29, 2007	Change	% Change
Power Transmission	$353.6	$325.9	$27.7	8.5%
Water Management	157.0	128.0	29.0	22.7%

Consolidated	$510.6	$453.9	$56.7	12.5%

Power Transmission

Power Transmission net sales increased by $27.7 million, or 8.5%, from $325.9 million in the quarter ended September 29, 2007 to $353.6 million in the quarter ended September 27, 2008. Foreign currency fluctuations favorably impacted sales by approximately $9.2 million, or 2.8%, during the quarter as the Euro, and other currencies, strengthened against the U.S. dollar compared to the prior period. Excluding foreign currency fluctuations and the impact of our fiscal 2008 divestiture of Rexnord SAS, quarter-over-quarter sales growth of approximately 7.1% is attributable to organic growth in our Power Transmission end markets of mining, energy and cement as well as aerospace.

Water Management

Water Management net sales increased by $29.0 million, or 22.7%, from $128.0 million in the quarter ended September 29, 2007 to $157.0 million in the quarter ended September 27, 2008 primarily due to the January 31, 2008 acquisition of GA, which contributed $20.7 million of incremental net sales in the second quarter of fiscal 2009. The remaining $8.3 million of organic growth was driven by solid demand in our commercial construction end-market as well as strong demand for our water conservation products.

Income from Operations

(in Millions)

	Quarter Ended
	September 27, 2008	September 29, 2007	Change	% Change
Power Transmission	$48.3	$45.8	$2.5	5.5%
% of net sales	13.7%	14.1%	-0.4%
Water Management	22.2	23.0	(0.8)	-3.5%
% of net sales	14.1%	18.0%	-3.9%
Corporate	(1.2)	(3.7)	2.5	-67.6%

Consolidated	$69.3	$65.1	$4.2	6.5%

% of net sales	13.6%	14.3%	-0.7%

Power Transmission

Power Transmission income from operations in the second quarter of fiscal 2009 was $48.3 million, an increase of $2.5 million, or 5.5%, over the second quarter of fiscal 2008. As a percent of net sales, operating income decreased 40 basis points from 14.1% in the quarter ended September 29, 2007 to 13.7% in the quarter ended September 27, 2008. The comparability of our income from operations is affected by the $3.7 million gain recorded in the prior period as a direct result of the accident at our Canal Street facility. Excluding this gain, income from operations would have increased $6.2 million, or 14.7%, and income from operations as a percent of sales would have increased 70 basis points compared to the prior period. The primary items contributing to this increase (excluding the Canal Street gain) include: the earnings contribution on $27.7 million of higher net sales, on-going operational and productivity improvements driven by our Rexnord Business System (“RBS”) processes and lower severance and stock-based compensation.

Water Management

Water Management income from operations decreased by $0.8 million, or 3.5%, from $23.0 million in the quarter ended September 29, 2007 to $22.2 million in the quarter ended September 27, 2008. Income from operations as a percent of net sales decreased 390 basis points from 18.0% in the quarter ended September 29, 2007 to 14.1% in the quarter ended September 27, 2008. The decrease in income from operations as a percentage of net sales is primarily due to: (i) increased material price inflation; (ii) an increase in unfavorable inventory adjustments associated with selling inventories that were adjusted to fair value through purchase accounting in connection with the GA acquisition; (iii) incremental last-in first-out (“LIFO”) expense; and (iv) investments made to fund future sales growth initiatives.

Corporate

Corporate expenses decreased by $2.5 million, or 67.6%, from $3.7 million in the quarter ended September 29, 2007 to $1.2 million in the quarter ended September 27, 2008. This decrease was primarily the result of efforts to streamline costs, the timing of professional services and lower quarter-over-quarter incentive compensation.

Interest Expense, net

Interest expense, net was $44.7 million in the second quarter of fiscal 2009 compared to $48.5 million in the second quarter of fiscal 2008. The decrease in interest expense is a result of reduced borrowing costs on our variable rate debt.

Other Income (Expense), net

Other income, net was $1.0 million in the second quarter of fiscal 2009 and includes $1.7 million of foreign currency transaction gains, a $0.1 million gain on dispositions of fixed assets, $0.7 million of management fee expenses, $0.1 million of income related to unconsolidated affiliates and $0.2 million of other losses. Other expense, net was $2.6 million in the second quarter of fiscal 2008 and includes $1.8 million of foreign currency transaction losses $0.7 million of management fee expenses and $0.1 million of other losses.

Provision for income taxes

The provision for income taxes was $11.3 million in the second quarter of fiscal 2009 compared to $7.0 million in the second quarter of fiscal 2008. Our effective income tax rate for the second quarter of fiscal 2009 was 44.1% versus 50.0% in the second quarter of fiscal 2008. The effective tax rate for the second quarter of fiscal 2009 includes an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more likely than not. Similarly, the high effective tax rate in the second quarter of fiscal 2008 was due to an increase to the valuation allowance for foreign tax credits generated for which the realization of such benefits was not deemed more likely than not.

Net Income

Our net income for the second quarter of fiscal 2009 was $14.3 million compared to net income of $7.0 million in the second quarter of fiscal 2008 due to the factors described above.

Six Months Ended September 27, 2008 Compared with the Six Months Ended September 29, 2007:

Net Sales

(in Millions)

	Six Months Ended
	September 27, 2008	September 29, 2007	Change	% Change
Power Transmission	$694.2	$635.7	$58.5	9.2%
Water Management	312.5	266.4	46.1	17.3%

Consolidated	$1,006.7	$902.1	$104.6	11.6%

Power Transmission

Power Transmission net sales increased by $58.5 million, or 9.2%, from $635.7 million in the six months ended September 29, 2007 to $694.2 million in the six months ended September 27, 2008. Foreign currency fluctuations favorably impacted sales by approximately $23.1 million, or 3.6%, during the first six months of fiscal 2009 as the Euro, and other currencies, strengthened against the U.S. dollar compared to the prior period. Excluding foreign currency fluctuations and the impact of our fiscal 2008 divestiture of Rexnord SAS, year-over-year sales growth of approximately 7.1% is attributable to organic growth in our Power Transmission end markets of mining, energy and cement as well as aerospace.

Water Management

Water Management net sales increased by $46.1 million, or 17.3%, from $266.4 million in the six months ended September 29, 2007 to $312.5 million in the six months ended September 27, 2008, primarily due to the January 31, 2008 acquisition of GA, which contributed $38.1 million of incremental net sales in the first six months of fiscal 2009. The remaining $8.0 million of organic growth was driven by solid demand in our commercial construction end-market as well as strong demand for our water conservation products offset by a decline in sales to the residential construction market when compared to the prior year six months.

Income from Operations

(in Millions)

	Six Months Ended
	September 27, 2008	September 29, 2007	Change	% Change
Power Transmission	$94.3	$88.9	$5.4	6.1%
% of net sales	13.6%	14.0%	-0.4%
Water Management	45.3	43.0	2.3	5.3%
% of net sales	14.5%	16.1%	-1.6%
Corporate	(7.0)	(7.7)	0.7	-9.1%

Consolidated	$132.6	$124.2	$8.4	6.8%

% of net sales	13.2%	13.8%	-0.6%

Power Transmission

Power Transmission income from operations in the first six months of fiscal 2009 was $94.3 million, an increase of $5.4 million, or 6.1%, over the first six months of fiscal 2008. As a percent of net sales, operating income decreased 40 basis points from 14.0% in the six months ended September 29, 2007 to 13.6% in the six months ended September 27, 2008. The comparability of our income from operations is affected by the $11.8 million gain recorded in the prior period as a direct result of the accident at our Canal Street facility. Excluding this gain, income from operations would have increased $17.2 million, or 22.3%, and income from operations as a percent of sales would have increased 150 basis points compared to the prior period. The primary items contributing to this increase (excluding the Canal Street gain) include: the earnings contribution on $58.5 million of higher net sales, lower stock-based compensation expenses and severance costs and on-going operational and productivity improvements driven by our Rexnord Business System (“RBS”) processes.

Water Management

Water Management income from operations increased by $2.3 million, or 5.3%, from $43.0 million in the six months ended September 29, 2007 to $45.3 million in the six months ended September 27, 2008. Income from operations as a percent of net sales decreased 160 basis points from 16.1% in the six months ended September 29, 2007 to 14.5% in the six months ended September 27, 2008. The decrease in income from operations as a percentage of net sales is primarily due to increased material price inflation and investments made to fund future sales growth initiatives.

Corporate

Corporate expenses decreased by $0.7 million, or 9.1%, from $7.7 million in the six months ended September 29, 2007 to $7.0 million in the six months ended September 27, 2008. This decrease is primarily the result of efforts to streamline costs and timing of professional services.

Interest Expense, net

Interest expense, net was $89.2 million in the first six months of fiscal 2009 compared to $97.5 million in the first six months of fiscal 2008. The decrease in interest expense is a result of reduced borrowing costs on our variable rate debt.

Other Expense, net

Other expense, net was $1.2 million in the first six months of fiscal 2009 and includes $0.6 million of foreign currency transaction gains, a $0.2 million loss on dispositions of fixed assets, $1.5 million of management fee expenses and $0.1 million of losses related to unconsolidated affiliates. Other expense, net was $5.5 million in the first six months of fiscal 2008 and includes $4.3 million of foreign currency transaction losses, a $0.1 million loss on dispositions of fixed assets, $1.5 million of management fee expenses, $0.2 million of equity in earnings of unconsolidated affiliates and $0.2 million of other income.

Provision for income taxes

The provision for income taxes was $18.8 million in the first six months of fiscal 2009 compared to $11.8 million in the first six months of fiscal 2008. Our effective income tax rate for the first six months of fiscal 2009 was 44.5% versus 55.7% in the first six months of fiscal 2008. The effective tax rate for the six months of fiscal 2009 includes an accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance relating to foreign tax credits generated for which realization of such benefits is not deemed more likely than not. Similarly, the high effective tax rate in the six months of fiscal 2008 was due to the effect of the accrual of interest expense (through income tax expense) relating to unrecognized tax benefits and an increase to the valuation allowance for foreign tax credits generated for which the realization of such benefits was not deemed more likely than not.

Net Income

Our net income for the first six months of fiscal 2009 was $23.4 million compared to net income of $9.4 million in the first six months of fiscal 2008 due to the factors described above.

Liquidity and Capital Resources

Our primary source of liquidity is available cash, cash flow from operations and borrowing availability under our $150.0 million revolving credit facility and our $100.0 million accounts receivable securitization program. On September 15, 2008 and periodically thereafter, Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”), who have a 5%, or $7.5 million credit commitment under our $150.0 million credit facility, filed for bankruptcy. As a result, we do not expect that Lehman will fund its pro rata share of any borrowing requests. Therefore, the availability under our $150.0 million revolving credit facility has been temporarily reduced by $7.5 million until such time as a replacement lender covers this credit commitment.

As of September 27, 2008, we had $164.6 million of cash and approximately $213.2 million of additional borrowings available to us (there were no borrowings outstanding under the revolving credit facility or the accounts receivable securitization program, however, the availability under our revolving credit facility has been temporarily reduced by $7.5 million due to the Lehman bankruptcy and $29.3 million of the revolving credit facility was utilized in connection with outstanding letters of credit). Both the revolving credit facility and accounts receivable securitization program are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

Net cash provided by operating activities in the first six months of fiscal 2009 was $45.7 million compared to $61.9 million in the first six months of fiscal 2008, which included $15.0 million of insurance proceeds related to the Canal Street facility accident. Excluding these insurance proceeds, the remaining change in cash flow from operations was primarily due to a decrease in interest payments and increased operating cash flows as a result of the GA acquisition on January 31, 2008. These increases were offset by a decrease in the collection of customer advances in the current year compared to the first six months of fiscal 2008 as a result of the timing of large projects and by a $12.4 million increase in working capital (accounts receivable, inventories and accounts payable) in the first six months of fiscal 2009 compared to the prior year. The trade working capital use of cash was primarily driven by an increase in accounts receivable due to increased sales volume and timing of shipments in the first six months of fiscal 2009 compared to the prior year.

Cash used for investing activities was $21.7 million in the first six months of fiscal 2009 compared to $22.5 million in the first six months of fiscal 2008. The decrease in the use in investing activities year-over-year is primarily due to the receipt of cash surrender proceeds of $0.9 million in the first quarter of fiscal 2009 related to the termination of life insurance policies, which were acquired with the acquisition of GA.

Cash used for financing activities was $0.8 million in the first six months of fiscal 2009 compared to a use of $22.1 million in the first six months of fiscal 2008. Cash used of $0.8 million in fiscal 2009 consisted of a debt repayment of $0.5 million on our term loans along with $0.3 million of repayments on borrowings at various foreign subsidiaries. The fiscal 2008 use of cash consisted of debt repayments of $20.0 million on term loans, $1.5 million of repayments on other debt and $0.6 million of financing fee payments.

The recent deterioration in the securities markets has impacted the value of the assets included in the Company’s defined benefit pension plans, the effect of which has not been reflected in the accompanying condensed consolidated financial statements as of and for the six months ended September 27, 2008 pursuant to the provisions of SFAS No. 158 that require the next measurement of plan assets and obligations to be March 31, 2009. Upon re-measurement, if the fair value of our plan assets do not recover, or market conditions at that time necessitate changes in certain actuarial assumptions used to measure the Company’s defined benefit pension plans, we could experience a material change in the funded status of our defined benefit pension plans and the amounts recorded in our consolidated balance sheet related to those plans as of March 31, 2009. The prevailing market conditions could also lead to additional cash contribution requirements beginning in our fiscal year 2011 (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006). Additionally, this could result in increased pension costs for fiscal 2010 as compared to the current fiscal year. See “Risk Factors—Our future required cash contributions to our pension plans may increase and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.”

As of September 27, 2008 we had $2,023.1 million of total indebtedness outstanding as follows (in millions):

	Total Debt at September 27, 2008	Short- term Debt and Current Maturities of Long- Term Debt	Long-term Portion
Term loans	$767.0	$2.0	$765.0
9.50% Senior notes due 2014 (1)	802.7	—	802.7
8.875% Senior notes due 2016	150.0	—	150.0
11.75% Senior subordinated notes due 2016	300.0	—	300.0
10.125% Senior subordinated notes due 2012	0.3	—	0.3
Other	3.1	0.8	2.3

Total Debt	$2,023.1	$2.8	$2,020.3

(1)	Includes an unamortized bond issue premium of $7.7 million at September 27, 2008.

We have borrowed under certain secured credit facilities with a syndicate of banks and other financial institutions consisting of: (i) a $810.0 million term loan facility (consisting of two tranches) with a maturity date of July 19, 2013 and (ii) a $150.0 million revolving credit facility with a maturity date of July 20, 2012 and borrowing capacity available for letters of credit and for borrowing on same-day notice, referred to as swingline loans.

As of September 27, 2008, our outstanding borrowings under the term loan facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at our option, at the following rates per annum: (i) 2.50% plus LIBOR, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at our option, at the following rates per annum: (i) 2.00% plus LIBOR or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at September 27, 2008 was 5.78%.

Borrowings under our $150.0 million revolving credit facility accrue interest, at our option, at the following rates per annum: (i) 1.75% plus LIBOR, or (ii) 0.75% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). All amounts outstanding under the revolving credit facility will be due and payable in full, and the commitments there under will terminate, on July 20, 2012. On September 15, 2008, Lehman Brothers Holdings Inc. and subsidiaries (“Lehman”), who have a 5% or $7.5 million credit commitment under our $150.0 million credit facility, filed for bankruptcy. As a result, we do not expect that Lehman will fund its pro rata share of any borrowing requests. Therefore, the availability under our $150.0 million revolving credit facility has been temporarily reduced by $7.5 million until such time as a replacement lender covers this credit commitment. There were no outstanding borrowings on the revolver as of September 27, 2008 or March 31, 2008. However, $29.3 million and $31.0 million of the revolving credit facility was considered utilized in connection with outstanding letters of credit at September 27, 2008 and March 31, 2008, respectively.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments there under at a rate equal to 0.50% per annum (subject to reduction upon attainment and maintenance of a certain senior secured leverage ratio). We also must pay a customary letter of credit and agency fees.

As of September 27, 2008, the remaining mandatory principal payments prior to maturity on both the term loan B1 and B2 facilities are $1.2 million and $10.0 million, respectively. We have fulfilled all mandatory principal payments prior to maturity on the B1 facility through March 31, 2013. On June 30, 2008, we made a principal payment of $0.5 million on the B2 facility. Principal payments of $0.5 million are scheduled to be made at the end of each calendar quarter until June 30, 2013.

We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency loans.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness; repay other indebtedness; pay dividends and distributions, repurchase its capital stock, or make payments, redemptions or repurchases in respect of subordinated debt (including our 11.75% senior subordinated notes due 2016); create liens on assets; make investments, loans, guarantees or advances; make certain acquisitions; engage in certain mergers or consolidations; enter into sale-and-leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing its indebtedness; make capital expenditures; enter into hedging agreements; amend its organizational documents; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. Our senior secured credit facilities limit our maximum senior secured bank leverage ratio to 4.25 to 1.00. As of September 27, 2008, the senior secured bank leverage ratio was 1.56 to 1.00. Management expects to be in compliance with this financial covenant for the foreseeable future.

We have issued $795.0 million in aggregate principal amount of 9.50% senior notes due 2014. Those notes bear interest at a rate of 9.50% per annum, payable on each February 1 and August 1, and will mature on August 1, 2014. We have also issued $150.0 million in aggregate principal amount of 8.875% senior notes due 2016. Those notes bear interest at a rate of 8.875% per annum, payable on each March 1 and September 1, and will mature on September 1, 2016. We issued $300.0 million in aggregate principal amount of 11.75% senior subordinated notes due 2016. Those notes bear interest at a rate of 11.75% per annum, payable on each February 1 and August 1, and will mature on August 1, 2016.

The senior notes and senior subordinated notes are unsecured obligations. The senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness. The indentures governing the senior notes and senior subordinated notes permit us to incur all permitted indebtedness (as defined in the applicable indenture) without restriction, which includes amounts borrowed under the senior secured credit facilities. The indentures also allow us to incur additional debt as long as it can satisfy the coverage ratio of the indenture after giving effect thereto on a pro forma basis.

The indentures governing the senior notes and senior subordinated notes contain customary covenants, among others, limiting dividends, investments, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets, and requiring us to make an offer to purchase notes upon the occurrence of a change in control, as defined in the indentures. These covenants are subject to a number of important qualifications. For example, the indentures do not impose any limitation on the incurrence by us of liabilities that are not considered “indebtedness” under the indentures, such as certain sale/leaseback transactions; nor do the indentures impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the applicable indenture).

The indentures governing the senior notes and the senior subordinated notes permit optional redemption of the notes on certain terms and at certain prices, as described below.

The indentures provide that, at any time and from time to time on or prior to August 1, 2009, we may redeem in the aggregate up to 35% of the original aggregate principal amount of such notes with the net cash proceeds of certain equity offerings (1) by the Company or (2) by any direct or indirect parent of the Company, at a redemption price equal to a premium on the principal amount of notes (as set forth in the applicable indenture), plus accrued and unpaid interest and additional interest, if any, to the redemption date.

In addition, the indentures provide that, prior to August 1, 2011 (or in the case of the 9.50% senior notes due 2014, prior to August 1, 2010), the notes may be redeemed at our option in whole at any time or in part from time to time, upon not less than 30 and not more than 60 days’ prior notice, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed plus (ii) a “make whole” premium as set forth in the in the applicable indenture, and (iii) accrued and unpaid interest and additional interest, if any, to the applicable redemption date.

Further, on or after August 1, 2011 (or in the case of the 9.50% senior notes, on or after August 1, 2010), the indentures permit optional redemption of the notes, in whole or in part upon not less than 30 and not more than 60 days’ prior notice, at the redemption prices stated in the indentures.

Notwithstanding the above, our ability to make payments on, redeem, repurchase or otherwise retire for value, prior to the scheduled repayment or maturity, the senior notes or senior subordinated notes may be restricted or prohibited under the above-referenced senior secured credit facilities and, in the case of the senior subordinated notes, by the provisions in the indentures governing the senior notes.

At September 27, 2008 and March 31, 2008, various wholly-owned subsidiaries had additional debt of $3.1 million and $3.4 million, respectively, comprised primarily of capital lease obligations and borrowings at various foreign subsidiaries.

On October 15, 2008, we submitted a borrowing request for $50.0 million from our revolving credit facility. On October 15, 2008, $47.5 million in net proceeds were received from the administration agent. The difference between the requested amount and the net proceeds received reflects Lehman’s failure to fulfill its obligation to fund its pro rata share of our borrowing request as required under its commitment to the facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. In the event that we decide to draw on the revolving credit facility in the future, and Lehman does not fund its obligation in accordance with the revolving credit agreement, we believe that we have sufficient other funding sources to meet our short-term liquidity needs. We borrowed under the revolving credit facility to increase our cash position and to preserve financial flexibility in light of the current uncertainty in the capital and credit markets.

Account Receivable Securitization Program

On September 26, 2007, three wholly-owned domestic subsidiaries entered into an accounts receivable securitization program (the “AR Securitization Program” or the “Program”) whereby they continuously sell substantially all of their domestic trade accounts receivable to Rexnord Funding LLC (a wholly-owned bankruptcy remote special purpose subsidiary) for cash and subordinated notes. Rexnord Funding LLC in turn may obtain revolving loans and letters of credit from General Electric Capital Corporation (“GECC”) pursuant to a five year revolving loan agreement. The maximum borrowing amount under the Receivables Financing and Administration Agreement is $100 million, subject to certain borrowing base limitations related to the amount and type of receivables owned by Rexnord Funding LLC. All of the receivables purchased by Rexnord Funding LLC are pledged as collateral for revolving loans and letters of credit obtained from GECC under the loan agreement.

The AR Securitization Program does not qualify for sale accounting under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, any borrowings are accounted for as secured borrowings on the consolidated balance sheet. Financing costs associated with the Program will be recorded within “Interest expense, net” in the consolidated statement of operations if revolving loans or letters of credit are obtained under the loan agreement.

Borrowings under the loan agreement bear interest at a rate equal to LIBOR plus an applicable margin, which at September 27, 2008 was 1.35%. In addition, a non-use fee of 0.30% is applied to the unutilized portion of the $100.0 million commitment. These rates are per annum and the fees are paid to GECC on a daily basis. At September 27, 2008, the Company had no outstanding borrowings under the Program. Additionally, the Program requires compliance with certain covenants and performance ratios contained in the Receivables Financing and Administration Agreement. As of September 27, 2008, Rexnord Funding was in compliance with all applicable covenants and performance ratios.

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

Approximately 25% of our sales originate outside of the United States, with approximately 15% generated from our European operations that use the Euro as their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro, may have a material impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal periods using the average exchange rates in effect during the periods. Consequently, as the value of the U.S. Dollar changes relative to the currencies of our major markets, our reported results vary.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal periods. The U.S. Dollar strengthened during fiscal 2009 relative to many foreign currencies. As of September 27, 2008, stockholders’ equity decreased by $4.7 million from March 31, 2008 as a result of foreign currency translation adjustments. If the U.S. Dollar had strengthened by an additional 10% as of September 27, 2008, the result would have decreased stockholders’ equity by approximately $12.2 million.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

At September 27, 2008, we had outstanding foreign exchange forward contracts for Canadian Dollars with a notional amount of 15.4 million Canadian Dollars entered into to hedge firm and anticipated monthly cash flows through fiscal 2009. These contracts are not designated as hedges for SFAS 133 accounting purpose and as such, the outstanding contracts are marked-to-market through earnings. The Company believes that a hypothetical 10% adverse change in the foreign currency exchange rates would have resulted in a $1.7 million decrease in the fair value of foreign exchange forward contracts as of September 27, 2008.

Interest Rate Risk

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

As of September 27, 2008, the Company’s outstanding borrowings under the term loan credit facility were apportioned between two primary tranches: a $570.0 million term loan B1 facility and a $197.0 million term loan B2 facility. Borrowings under the term loan B1 facility accrue interest, at the Company’s option, at the following rates per annum: (i) 2.50% plus the LIBO Rate, or (ii) 1.50% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). Borrowings under the B2 facility accrue interest, at the Company’s option, at the following rates: (i) 2.00% plus the LIBO Rate per annum or (ii) 1.00% plus the Base Rate (which is defined as the higher of the Federal funds rate plus 0.5% or the Prime rate). The weighted average interest rate on the outstanding term loans at September 27, 2008 was 5.78%. In order to hedge the variability in future cash flows associated with a portion of our above variable-rate term loans, the Company previously entered into an interest rate collar and an interest rate swap. The interest rate collar provides an interest rate floor of 4.0% plus the applicable margin and an interest rate cap of 6.065% plus the applicable margin on $262.0 million of the Company’s variable-rate term loans, while the interest rate swap converts $68.0 million of the Company’s variable-rate term loans to a fixed interest rate of 5.14% plus the applicable margin. Both the interest rate collar and the interest rate swap became effective on October 20, 2006 and have a maturity of three years. Our results of operations would likely be affected by changes in market interest rates on the un-hedged portion of these variable-rate obligations. After considering the swap and collar, a 100 basis point increase in the September 27, 2008 interest rates would increase interest expense under the senior secured credit facilities by approximately $4.4 million on an annual basis.

ITEM 4T.	CONTROLS AND PROCEDURES.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the first six months of our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Management believes that for the period from April 1, 2008 through September 27, 2008, there have been no material changes to this information. However, certain updates have been made to this information which can be found under the heading “Commitments and Contingencies” in Note 11 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS.

We have identified the following material risks to our business. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or cash flows. If any of the following risks materialize, our business, financial condition or results of operations could be materially and adversely affected. While the categories of risks described below are the same as were provided in our Form 10-Q filed for the period ended June 28, 2008, we have updated, modified or supplemented certain information contained in the risk factors regarding our substantial leverage and dependence on general economic conditions, the demand for our WM products, our reliance on independent distributors, the chance of customer default, class action litigation, the terms and interest rates of our indebtedness, and our pension plan obligations. These changes are based on either changes in recent economic conditions or new facts and circumstances.

Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are a highly leveraged company. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. Furthermore, even though we are a controlled company, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

In addition, our interest expense could increase if interest rates increase because a portion of the debt under our senior secured credit facilities is unhedged variable-rate debt. Also, we may still incur significantly more debt, which could intensify the risks described above. For more information, see Note 8 Long-Term Debt in Part I, Item 1 Financial Statements.

Futhermore, the turmoil in the financial markets, including the bankruptcy or restructuring of certain financial institutions, may adversely impact the availability and cost of credit in the future. There can be no assurance that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit.

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

Within the Water Management platform, we compete against both large international and national rivals, as well as many regional competitors. Some of our competitors have greater resources than we do. Significant competition in any of the markets in which the Water Management platform operates could result in substantial downward pressure on product pricing and our profit margins, thereby adversely affecting the Water Management financial results. Furthermore, we cannot provide assurance that we will be able to maintain or increase the current market share of our products successfully in the future.

Our business depends upon general economic conditions and other market factors beyond our control, and we serve customers in cyclical industries. As a result, our operating results could be negatively affected during economic downturns.

Our financial performance depends, in large part, on conditions in the markets that we serve in the U.S. and the global economy generally. Some of the industries we serve are highly cyclical, such as the aerospace, energy and industrial equipment industries. We have undertaken cost reduction programs as well as diversified our markets to mitigate the effect of downturns in economic conditions; however, such programs may be unsuccessful in the event such a downturn occurs. Any sustained weakness in demand or downturn or uncertainty in the economy generally, such as the recent unprecedented volatility in the capital and credit markets, would materially reduce our net sales and profitability.

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

Many customers who purchase our Water Management products depend on third-party financing. In recent months there have been significant disruptions in the availability of financing at reasonable terms. Fluctuations in prevailing interest rates affect the availability and cost of financing to our customers. In the current market turmoil, many lenders and institutional investors have significantly reduced, and in some cases ceased to provide, funding to borrowers. The lack of availability or increased cost of credit could lead to decreased construction which would result in a reduction in demand for our products and have a material adverse effect on our Water Management business, financial condition, results of operations or cash flows.

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

In addition to our own direct sales force, we depend on the services of independent distributors to sell our Power Transmission products and provide service and aftermarket support to our customers. We rely on an extensive distribution network, with nearly 2,200 distributor locations nationwide; however, for fiscal 2008, approximately 20% of our Power Transmission net sales were generated through sales to three of our key independent distributors, the largest of which accounted for 11.1% of Power Transmission net sales. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamic in the Power Transmission industry. Industrial distributors play a significant role in determining which of our Power Transmission products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business, offer competitors’ products and services to our customers. Within Water Management, we depend on a network of several hundred independent sales representatives and approximately 70 third-party warehouses to distribute our products; however, for fiscal 2008, our three key independent distributors generated approximately 31% of our Water Management net sales with the largest accounting for approximately 22% of Water Management net sales.

We are in the process of renewing our Power Transmission distributorship agreements with our three key distributors and we currently operate in accordance with the terms of both current and previous, expired, agreements. We believe these terms to be “market standard” providing, among other matters, that the applicable distributor is (i) authorized to sell certain products into certain geographic areas, (ii) obligated to comply with minimum stocking requirements (15% of annual purchases) and (iii) entitled to certain limited inventory return rights. None of our distributors have exclusive geographic rights. Our Water Management distributorship sales are on “market standard” terms. In addition, certain key distributors are on rebate programs, including our top three Water Management distributors.

The loss of one of our key distributors or of a substantial number of our other distributors or an increase in the distributors’ sales of our competitors’ products to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could be adversely affected if any of our significant customers default in their obligations to us.

Our contracted backlog is comprised of future orders for our products from a broad number of customers. Defaults by any of the customers that have placed significant orders with us could have a significant adverse effect on our net sales, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the current general economic environment. More specifically, the recent market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction of business generally. Accordingly, the recent market turmoil and tightening of credit increase the risks associated with our backlog. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. We believe that approximately 25% of our total backlog could reasonably be expected not to convert to net sales in fiscal 2009.

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

Our operations and facilities are subject to extensive laws and regulations related to pollution and the protection of the environment, health and safety, including those governing, among other things, emissions to air, discharges to water, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental, health and safety laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Some environmental laws and regulations, including the federal Superfund law, impose requirements to investigate and remediate contamination on present and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which such parties may have sent waste for disposal. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. We are currently conducting investigations and/or cleanup of known or potential contamination at several of our current and former facilities and have been named as a PRP at several third party Superfund sites. The discovery of additional contamination, the imposition of more stringent cleanup requirements, disputes with our insurers or the insolvency of other responsible parties could require significant expenditures by us in excess of our current reserves. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not currently applicable to our operating facilities. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, that may be contained within our current or former products, or that are present in the soil or groundwater at our current or former facilities. Significant costs could be incurred in connection with such liabilities.

We believe that, subject to various terms and conditions, we have certain indemnification protection from Invensys plc (“Invensys”) with respect to certain environmental liabilities that may have occurred prior to the acquisition by Carlyle (the “Carlyle acquisition”) of the capital stock of 16 entities comprising the Rexnord group of Invensys, including certain liabilities associated with our Downers Grove, Illinois facility and with personal injury claims for alleged exposure to hazardous materials. We also believe that, subject to various terms and conditions, we have certain indemnification protection from Hamilton Sundstrand Corporation (“Hamilton Sundstrand”), with respect to certain environmental liabilities that may have arisen from events occurring at Falk facilities prior to the Falk acquisition, including certain liabilities associated with personal injury claims for alleged exposure to hazardous materials. If Invensys or Hamilton Sundstrand becomes unable to, or otherwise does not, comply with its indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to such indemnities or historic insurance coverage, we could incur significant unanticipated costs. As a result, it is possible that we will not be able to recover pursuant to these indemnities a substantial portion, if any, of the costs that we may incur.

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

Certain Water Management subsidiaries are defendants in a number of putative class action lawsuits pending in various U.S. federal courts. The plaintiffs in these suits seek to represent a class of plaintiffs alleging damages due to the alleged failure or anticipated failure of the Zurn brass crimp fittings on the PEX plumbing systems in homes and other structures. The complaints assert various causes of action, including but not limited to negligence, breach of warranty, fraud, and violations of the Magnuson-Moss Act and certain state consumer protection laws, and seek declaratory and injunctive relief, and damages (including punitive damages) in unspecified amounts. We are being provided a defense by insurers. While we intend to vigorously defend ourselves in these actions, the uncertainties of litigation and the uncertainties related to insurance coverage and collection as well as the actual number or value of claims make it difficult to accurately predict the financial effect these claims may ultimately have on us. We may not be successful in defending such claims, and the resulting liability could be substantial and may not be fully covered by insurance. As a result of the preceding, there can be no assurance as to the long-term effect this litigation will have on our business, financial condition, results of operations or cash flows. See “Part II, Item 1 – Legal Proceedings” of this report.

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

Our business is subject to certain risks associated with doing business internationally. For fiscal 2008, our net sales outside the United States represented approximately 30% of our total net sales. Accordingly, our future results could be harmed by a variety of factors, including:

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

The indentures governing our senior notes and senior subordinated notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined specified financial ratios. As of September 27, 2008, our senior secured bank leverage ratio was 1.56x. As of September 27, 2008, we had $113.2 million of additional borrowing capacity under the senior secured credit facilities. The additional borrowing capacity has been temporarily reduced by $7.5 million due to the Lehman Brothers Holdings Inc. and certain of its subsidiaries (“Lehman”) bankruptcy. Failure to comply with the leverage covenant of the senior secured credit facilities can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The interest rate in respect of borrowings under the senior secured credit facilities is determined in reference to the senior secured bank leverage ratio. A breach of any of these covenants could result in a default under our debt agreements. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure the senior secured credit facilities on a first-priority lien basis. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not have sufficient assets to repay our senior notes and senior subordinated notes upon acceleration. For a more detailed description of the limitations on our ability to incur additional indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Despite our substantial indebtedness, we may still be able to incur significantly more indebtedness which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The terms of the indentures governing our senior notes and senior subordinated notes and the senior secured credit facilities contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of September 27, 2008, we had approximately $113.2 million available for additional borrowing under the senior secured credit facilities, including a subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. The availability under our revolving credit facility has been temporarily reduced by $7.5 million due to the Lehman bankruptcy. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase the risks described in “—Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A substantial portion of our indebtedness, including the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of September 27, 2008, we had $767.0 million of floating rate debt under the senior secured credit facilities. Of the $767.0 million of floating rate debt, $262.0 million of our term loans are subject to an interest rate collar and $68.0 million of our term loans are subject to an interest rate swap, in each case maturing in October 2009. After considering the swap and collar, a 100 basis point increase in the September 27, 2008 interest rates would increase interest expense under the senior secured credit facilities by approximately $4.4 million on an annual basis. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of September 27, 2008, we had approximately 7,300 employees, of whom approximately 5,400 were employed in the United States. Approximately 700 of our U.S. employees are represented by labor unions. The seven U.S. collective bargaining agreements to which we are a party will expire in February 2009, August 2009 (two bargaining agreements expire in August 2009), August 2010, September 2010, October 2010 and April 2012, respectively. Additionally, approximately 1,000 of our employees reside in Europe, where trade union membership is common. Although we believe that our relations with our employees are currently satisfactory, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future we could experience a significant disruption of our operations which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Such negative effects could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business, financial condition, results of operations or cash flows could be affected in a material adverse manner. Many of our direct and indirect customers and their suppliers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the International Brotherhood of Teamsters or the Teamsters Union. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could incur substantial business interruptions as the result of an expansion of our PeopleSoft platform.

We expect to continue an expansion of our PeopleSoft platform during fiscal 2009 and 2010, utilizing a phased approach. This system expansion will affect certain domestic Power Transmission business units, replacing existing order entry, shipping and billing systems. If this expansion is unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a material adverse effect on our financial performance.

We may be unable to successfully realize all of the intended benefits from our past acquisitions, and we may be unable to identify or realize the intended benefits of other potential acquisition candidates.

We may be unable to realize all of the intended benefits of our recent acquisitions. As part of our business strategy, we will also evaluate other potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

Our future required cash contributions to our pension plans may increase and we could experience a material change in the funded status of our defined benefit pension plans and the amount recorded in our consolidated balance sheets related to those plans. Additionally, our pension costs could increase in future years.

Recent legislative changes have reformed funding requirements for underfunded U.S. defined benefit pension plans. The revised statute, among other things, increases the percentage funding target of U.S. defined benefit pension plans from 90% to 100% and requires the use of a more current mortality table in the calculation of minimum yearly funding requirements. Our future required cash contributions to our U.S. defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. In addition, if the returns on the assets of any of our U.S. defined benefit pension plans were to decline in future periods, if the Pension Benefit Guaranty Corporation, or (“PBGC”), were to require additional contributions to any such plans as a result of our recent acquisitions or if other actuarial assumptions were to be modified, our future required cash contributions to such plans could increase. Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows.

The need to make these cash contributions to such plans may reduce the cash available to meet our other obligations, including our debt obligations with respect to our senior secured credit facilities, our senior notes and our senior subordinated notes, or to meet the needs of our business. In addition, the PBGC may terminate our U.S. defined benefit pension plans under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plans continue. In the event a U.S. defined benefit pension plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan), and the PBGC could place a lien on material amounts of our assets.

The recent deterioration in the securities markets has impacted the value of the assets included in the Company’s defined benefit pension plans, the effect of which has not been reflected in the accompanying condensed consolidated financial statements as of and for the six months ended September 27, 2008 pursuant to the provisions of SFAS No. 158 that require the next measurement of plan assets and obligations to be March 31, 2009. Upon re-measurement, if the fair value of our plan assets do not recover, or market conditions at that time necessitate changes in certain actuarial assumptions used to measure the Company’s defined benefit pension plans, we could experience a material change in the funded status of our defined benefit pension plans and the amounts recorded in our consolidated balance sheets related to those plans as of March 31, 2009. The prevailing market conditions could also lead to additional cash contribution requirements beginning in our fiscal year 2011 (in accordance with the plan funding requirements of the U.S. Pension Protection Act of 2006). Additionally, this could result in increased pension costs for fiscal 2010 as compared to the current fiscal year.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.22	Letter of Clarification Related to July 21, 2006 Employment Agreement between Rexnord LLC and Robert A. Hitt dated September 8, 2008 *

10.23	Letter of Clarification Related to Employment Agreement between Rexnord LLC and Alex P. Marini dated September 8, 2008 *

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

*	Denotes management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBS GLOBAL, INC. and REXNORD LLC

Date: November 5, 2008	By:	/s/ TODD A. ADAMS
	Name:	Todd A. Adams
	Title:	Senior Vice President and Chief Financial Officer